Form 10-Q
period 2025-09-30
Pattern Group Inc.
filed 2025-11-06
CIK 1811935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42852
___________________________________
Pattern Group Inc.
(Exact Name of Registrant as Specified in Its Charter)
___________________________________

Delaware	83-2556861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 West Innovation Way, Suite 500 Lehi, UT	84043
(Address of Principal Executive Offices)	(Zip Code)
(866) 765-1355
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $0.001 per share	PTRN	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The registrant had outstanding 154,522,413 shares of Series A common stock, par value $0.001 per share, and 21,702,510 shares of Series B common stock, par value $0.001 per share, as of November 3, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our final prospectus dated September 18, 2025, as filed with the Securities and Exchange Commission (“SEC”) on September 19, 2025 (“Prospectus”) under the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements contained in this Quarterly Report on Form 10‑Q may include, but are not limited to, statements about:
•our expectations regarding our revenue, costs and other operating results;
•the estimated size of our addressable market opportunity;
•the growth rate of the markets in which we compete;
•our ability to grow existing and attract new brand partners;
•our ability to expand and enhance our platform;
•our ability to launch and monetize incremental solutions;
•our ability to expand into global geographies;
•our ability to utilize AI successfully in our current and future solutions and to participate effectively in evolving AI-driven commerce ecosystems;
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•investments in our selling and marketing efforts;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management and our ability to identify, recruit and integrate strategic personnel hires;
•our ability to effectively manage our growth;
•our ability to provide a quality purchasing experience for our consumers;
•our ability to purchase products from our brand partners (including expanding product selection);
•our ability to enhance and innovate our technology;
•investments in technology;
•our ability to expand into global geographies and marketplaces;
•industry trends and other macroeconomic factors, such as fluctuating interest rates and rising inflation, including the impact on consumer spending; and
•the impact of general, business and geopolitical conditions worldwide on our industry, business and results of operations.

ii

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10‑Q to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In this document, unless otherwise indicated or unless the context requires otherwise, all references in this document to “Pattern”, “the Company”, “we”, “us”, “our” or similar references are to Pattern Group Inc. and its consolidated subsidiaries.
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, expect per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenues	$439,395	$639,655	$1,280,696	$1,778,211
Operating expenses:
Cost of goods sold	248,959	356,132	719,845	1,002,065
Operations, general and administrative	86,124	177,936	243,668	381,704
Sales and marketing	82,587	141,182	240,425	358,402
Research and development	4,071	24,584	12,700	36,682
Total operating expenses	421,741	699,834	1,216,638	1,778,853
Operating income (loss)	17,654	(60,179)	64,058	(642)
Stock amendment expense (Note 7)	—	(32,676)	—	(32,676)
Interest income, net	1,714	1,855	4,530	5,060
Other expense, net	(8)	(291)	(1,605)	(420)
Income (loss) before income taxes	19,360	(91,291)	66,983	(28,678)
Provision (benefit) for income taxes	5,164	(32,232)	17,330	(16,202)
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)
Adjustments to net income (loss) attributable to common stockholders (Note 2)	$5,953	$163,931	$18,820	$172,853
Net income (loss) attributable to common stockholders	$8,243	$(222,990)	$30,833	$(185,329)

Net earnings (loss) per share attributable to common stockholders (Note 2):
Basic and Diluted	$0.09	$(2.19)	$0.34	$(1.96)

Weighted-average common shares outstanding:
Basic and Diluted	90,773	101,747	90,773	94,350
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	305	102	1,642	(127)
Total other comprehensive income (loss)	305	102	1,642	(127)
Comprehensive income (loss)	$14,501	$(58,957)	$51,295	$(12,603)
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities:
Net income (loss)	$49,653	$(12,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,864	12,547
Stock-based compensation	—	84,700
Stock amendment expense	—	32,676
Deferred income taxes	—	(15,958)
Other	—	1,751
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	8,924	787
Inventory	(25,327)	(4,789)
Prepaid expenses and other current assets	(991)	(18,814)
Other non-current assets	(2,011)	(1,121)
Operating leases, net	(57)	167
Accounts payable	27,738	6,168
Accrued expenses	3,795	11,342
Other liabilities	(3,701)	(6,067)
Net cash provided by operating activities	68,887	90,913
Cash flows from investing activities:
Purchases of property and equipment	(14,052)	(15,200)
Proceeds from the sale of property and equipment	—	8
Net cash used in investing activities	(14,052)	(15,192)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net of issuance costs	—	135,029
Payment of taxes withheld upon vesting of restricted stock	—	(73,116)
Other	—	(319)
Net cash provided by financing activities	—	61,594
Effect of exchange rates on cash and cash equivalents	1,643	(127)
Net change in cash and cash equivalents	56,478	137,188
Cash and cash equivalents at beginning of the period	127,233	175,615
Cash and cash equivalents at end of the period	$183,711	$312,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$142
Cash paid for income taxes	$16,726	$17,980
Supplemental disclosure of non-cash financing activities:
Series A common stock issued upon conversion of Series A Preferred Stock	$—	$52,073
Series A common stock issued upon redemption of Series B Preferred Stock, net of cumulative undeclared dividends previously reported and deemed dividend recognized in additional paid-in capital (Note 6)	$—	$312,907
Deemed dividend for Series B Preferred Stock recognized in retained earnings	$—	$(94,379)
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, expect per share data)

	December 31, 2024	September 30, 2025
Assets
Current Assets:
Cash and cash equivalents	$175,615	$312,803
Accounts receivable, net of allowance	106,926	106,139
Inventory	264,103	268,892
Prepaid expenses and other current assets	11,438	30,251
Total current assets	558,082	718,085
Property and equipment, net	35,035	39,320
Intangible assets, net	6,906	3,509
Goodwill	25,938	25,938
Operating lease right-of-use assets	27,877	28,598
Other non-current assets	10,584	27,659
Total assets	$664,422	$843,109
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$211,558	$217,404
Accrued expenses	37,845	49,187
Operating lease liabilities, current	8,030	9,649
Other current liabilities	266	2,782
Total current liabilities	257,699	279,022
Operating lease liabilities, non-current	22,095	21,363
Other non-current liabilities	5,303	1,351
Total liabilities	285,097	301,736
Commitments and contingencies (Note 10)
Convertible Preferred stock, $0.001 par value: 28,972 and no shares authorized; 28,966 and no shares issued and outstanding, respectively; refer to Note 6 for aggregate liquidation preference	270,601	—
Stockholders' equity:
Series A Common stock, $0.001 par value: no and 2,200,000 shares authorized, respectively; no and 154,416 shares issued and outstanding, respectively	—	154
Series B Common stock, $0.001 par value: no and 100,000 shares authorized, respectively; no and 21,703 shares issued and outstanding, respectively	—	22
Common stock, $0.001 par value: 140,287 and no shares authorized, respectively; 3,799 and no shares issued and outstanding, respectively	4	—
Preferred stock, $0.001 par value: 88,869 and 200,000 shares authorized; 86,792 and no shares issued and outstanding, respectively	86	—
Additional paid-in capital	2,764	542,309
Accumulated other comprehensive loss	(985)	(1,112)
Retained earnings	106,855	—
Total stockholders' equity	108,724	541,373
Total liabilities, convertible preferred stock and stockholders' equity	$664,422	$843,109
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2023	28,966	$270,601	3,373	$4	—	$—	87,400	$87	$5,664	$(2,354)	$38,999	$42,400
Net income	—	—	—	—	—	—	—	—	—	—	17,657	17,657
Other comprehensive income	—	—	—	—	—	—	—	—	—	482	—	482
Balance, March 31, 2024	28,966	$270,601	3,373	$4	—	$—	87,400	$87	$5,664	$(1,872)	$56,656	$60,539
Net income	—	—	—	—	—	—	—	—	—	—	17,800	17,800
Other comprehensive income	—	—	—	—	—	—	—	—	—	855	—	855
Converted preferred to common shares	—	—	608	1	—	—	(608)	(1)	—	—	—	—
Balance, June 30, 2024	28,966	$270,601	3,981	$5	—	$—	86,792	$86	$5,664	$(1,017)	$74,456	$79,194
Net income	—	—	—	—	—	—	—	—	—	—	14,196	14,196
Other comprehensive income	—	—	—	—	—	—	—	—	—	305	—	305
Balance, September 30, 2024	28,966	$270,601	3,981	$5	—	$—	86,792	$86	$5,664	$(712)	$88,652	$93,695

Continued on the following page

Pattern Group Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited) (in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2024	28,966	270,601	3,799	4	—	—	86,792	86	2,764	(985)	106,855	108,724
Net income	—	—	—	—	—	—	—	—	—	—	22,802	22,802
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Balance, Balance, March 31, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(993)	$129,657	$131,518
Net income	—	—	—	—	—	—	—	—	—	—	23,781	23,781
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Balance, June 30, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(1,214)	$153,438	$155,078
Net loss	—	—	—	—	—	—	—	—	—	—	(59,059)	(59,059)
Other comprehensive income	—	—	—	—			—	—	—	102	—	102
Founder Preferred Stock Amendment	—	—	—	—	—	—	—	—	32,676	—	—	32,676
Series A common stock issued upon conversion of Series A Preferred Stock	(15,750)	(52,073)	15,750	16	—	—	—	—	52,057	—	—	52,073
Series A common stock issued upon redemption of Series B Preferred Stock	(13,216)	(218,528)	32,129	32	—	—	—	—	312,875	—	(94,379)	218,528
Series A common stock issued upon reclassification of Founder Non-Voting Preferred Stock	—	—	84,131	84	—	—	(68,994)	(69)	(15)	—	—	—
Series B common stock issued upon reclassification of Founder Voting Preferred Stock	—	—	—	—	21,703	22	(17,798)	(17)	(5)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	84,696	—	—	84,696
Issuance of Series A common stock upon vesting of RSUs	—	—	7,892	7	—	—	—	—	(7)	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	—	—	—	—	—	—	—	—	(77,750)	—	—	(77,750)
Issuance of Series A common stock, net of underwriters' discounts and offering expenses	—	—	10,715	11	—	—	—	—	135,018	—	—	135,029
Balance, September 30, 2025	—	$—	154,416	$154	21,703	$22	—	$—	$542,309	$(1,112)	$—	$541,373
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Pattern Inc. was incorporated in Utah in January 2013. Pattern Group Inc. (“Pattern” or the “Company”) was incorporated in Utah in January 2019, and subsequently converted to a Delaware corporation in May 2020. Following the Company’s incorporation, the stockholders of Pattern Inc. contributed all shares of Pattern Inc. to the Company in exchange for shares in the Company, and Pattern Inc. continued as a wholly-owned subsidiary of the Company.
Pattern, an ecommerce accelerator, uses its technology platform, data science and a team of global experts to drive growth for brands. The Company acquires inventory from brand partners to sell to consumers, enabling full control over content, pricing, logistics and customer service. Brand partners that contract with the Company operate in various industries, including health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
Completion of Initial Public Offering
In September 2025, the Company completed its initial public offering (“IPO”) of shares of Series A common stock. Immediately prior to the completion of the IPO, all the Company’s then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted and reclassified into shares of Series A common stock (see Note 6—Convertible Preferred Stock for more information). In addition, all the Company’s then-outstanding shares of Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock were reclassified and converted into shares of Series A common stock and Series B common stock, as applicable (see Note 7—Stockholders’ Equity for more information).
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements are those of Pattern and its wholly-owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated cash flows, operating results and balance sheets for the periods presented. All intercompany accounts and transactions have been eliminated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2025 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Prospectus.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments.
Estimates are used for, but not limited to, determining the net realizable value and demand for inventory, allowance for sales returns, allowance for doubtful accounts, valuation allowances with respect to deferred tax assets, fair value of reporting units used in evaluation of goodwill impairment, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of stock-based awards, the fair value of common stock and the incremental borrowing rate (“IBR”) used to measure operating lease liabilities. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue
The following table presents the Company’s revenues disaggregated by source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Amazon.com	$387,813	$549,162	$1,133,330	$1,546,945
Amazon marketplaces, international	25,611	43,425	64,211	109,115
Other online marketplaces and channels	20,698	39,391	67,237	101,846
SaaS, logistics and other revenue	5,273	7,677	15,918	20,305
Revenues	$439,395	$639,655	$1,280,696	$1,778,211
The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
U.S.	$408,669	$586,789	$1,194,261	$1,638,988
International	30,726	52,866	86,435	139,223
Revenues	$439,395	$639,655	$1,280,696	$1,778,211
The U.S. was the only individual country accounting for more than 10% of total revenue.
Earnings (loss) per share
Basic and diluted earnings (loss) per share (“EPS”) are calculated using the Company’s weighted-average shares outstanding of common stock, Founder Voting Preferred Stock, Founder Non-Voting Preferred Stock, Series A common stock and Series B common stock. The Founder Voting and Founder Non-Voting Preferred Stock are considered to be common stock equivalents for purposes of calculating EPS as they share equally with common stock in the liquidation of the Company’s net assets and do not contain an economic preference. The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders are the same for both Series A and Series B common stock on both an individual and combined basis.
The dilutive effect of Series A Preferred Stock is reflected in diluted earnings (loss) per share by application of the more dilutive of the two-class method and if-converted method (two-class method only applies for periods of net income). The dilutive effect of Series B Preferred Stock is reflected in diluted earnings (loss) per share under the if-converted method, if dilutive. The if-converted method is calculated by assuming conversion at the beginning of the period or date of issuance, if later; and therefore, no dividend preference would accrue to the Series B Preferred Stock. Restricted stock units (“RSUs”) subject to conditions other than service conditions are considered contingently issuable shares and are included in the computation of dilutive shares only to the extent that the underlying performance condition is satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method (see Note 8—Stock-Based Compensation for more information).

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of earnings (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2025	2024	2025
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)
Income allocable to participating Series A Preferred Stock	1,430	—	5,349	—
Series B Preferred Stock dividend - undeclared	4,523	—	13,471	8,922
Reversal of cumulative Series B Preferred Stock undeclared dividends upon redemption of Series B Preferred Stock	—	(67,350)	—	(67,350)
Deemed dividend for redemption of Series B Preferred Stock	—	231,281	—	231,281
Net income (loss) attributable to common stockholders	$8,243	$(222,990)	$30,833	$(185,329)
Weighted-average shares outstanding:
Basic and Diluted	90,773	101,747	90,773	94,350
Net income (loss) attributable to common stockholders
Basic and Diluted	$0.09	$(2.19)	$0.34	$(1.96)
The following instruments outstanding as of period end were not reflected in diluted EPS as their effect for the periods presented would be anti-dilutive or were not exercisable for potential common shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Series B Preferred Stock	13,216	—	13,216	—
RSUs	16,471	7,446	16,471	7,446
Accounts Receivable, net
Accounts receivable, net are comprised of receivables from the various online marketplaces, brand partners and other receivables, including consulting clients and business-to-business sales. Accounts receivable are stated at the invoiced amount and are non-interest-bearing.
The following table summarizes the Company’s accounts receivable balance:

(in thousands)	December 31, 2024	September 30, 2025
Amazon.com	$54,246	$48,509
Brand partner receivables	43,269	45,061
Other receivables	11,199	16,445
Allowance for doubtful accounts	(1,788)	(3,876)
Accounts receivable, net	$106,926	$106,139
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures, but does not anticipate the impact will be material.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets arising from revenue transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the expedient, an entity may assume that the conditions existing as of the reporting date will not change over the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within that annual period, with early adoption permitted on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures but does not expect it to have a material impact.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes and clarifies guidance for capitalizing costs related to internal-use software development. The amendments remove stage-based terminology and incorporate guidance for website development costs previously included in ASC 350-50. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within that annual period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
3. Property and Equipment, net
Property and equipment consisted of the following:

(in thousands)	December 31, 2024	September 30, 2025
Internal-use software	$31,353	$39,167
Machinery and equipment	6,394	13,105
Computer equipment	5,435	6,970
Leasehold improvements	4,459	5,977
Land	3,984	3,984
Furniture and fixtures	2,677	3,180
Purchased Software	1,296	1,296
Assets under construction	4,147	284
Buildings	334	334
Vehicles	56	90
Total property and equipment	60,135	74,387
Less: accumulated depreciation and amortization	(25,100)	(35,067)
Property and equipment, net	$35,035	$39,320
Depreciation and amortization expense related to property and equipment was $3.1 million and $3.7 million for the three months ended September 30, 2024 and 2025, and $8.6 million and $10.5 million for the nine months ended September 30, 2024 and 2025, respectively.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
4. Operating Leases
The following table provides a summary of supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30,
(in thousands)	2024	2025
Cash payments included in operating cash flows for lease arrangements	$5,512	$6,740
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,576	$6,206
5. Credit Facilities
The Company is party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement, dated September 4, 2025. The outstanding balance under the Company’s revolving line of credit facility was $0 as of September 30, 2025 and the amount available to draw to was $150.0 million as of September 30, 2025. The revolving line of credit has a maturity date in September 2030 and will bear interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. The commitment fees on the unused portion range from 0.20% to 0.25%.
The Company’s credit agreement contains various financial, affirmative and negative covenants. As of September 30, 2025, the Company was in compliance with all covenants outlined in the agreement.
6. Convertible Preferred Stock
In September 2025, the Company completed its IPO of shares of Series A common stock. Immediately prior to the completion of the IPO, 15,750,477 shares of Series A Preferred Stock were converted into an aggregate of 15,750,477 shares of Series A common stock in accordance with the original fixed-price conversion feature of the Series A Preferred Stock. Accordingly, the conversion of the Series A Preferred Stock was accounted for as a conversion with no gain, loss or deemed dividend recognized.
In addition, immediately prior to the completion of the IPO, 13,215,614 shares of Series B Preferred Stock were converted into an aggregate of 32,129,232 shares of Series A common stock in accordance with the original fixed-percentage conversion feature based on the IPO price, after giving effect to the Series B conversion rights. Under the Series B conversion rights, each share of Series B Preferred Stock converted into a number of shares of Series A common stock determined by dividing the original issue price of such share by the lesser of (a) the original issue price of such share (subject to certain anti-dilution adjustments) and (b) the IPO price per share discounted by 50.0% (the “Series B Preferred Special Conversion Ratio”). Accordingly, the conversion of the Series B Preferred Stock was accounted for as a redemption. As a result of this redemption feature, the fair value of the Series A common stock issued exceeded the carrying amount of the Series B Preferred Stock redeemed, resulting in a non-cash deemed dividend of $163.9 million during the three and nine months ended September 30, 2025, inclusive of a $67.4 million adjustment for cumulative undeclared dividends previously reported through June 30, 2025. The deemed dividend reduced earnings available to common shareholders in EPS and reduced retained earnings by $94.4 million as of September 30, 2025 with the residual amount charged against additional paid-in capital as the Company did not have sufficient retained earnings to absorb the full amount of the deemed dividend.
The holders of the Company’s Series A Preferred Stock and Series B Preferred Stock (collectively, “Convertible Preferred Stock”) had certain voting, dividend and redemption rights, as well as liquidation preferences and conversion privileges, in respect of the Convertible Preferred Stock. All of such rights, preferences and privileges associated with the Convertible Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion and redemption mentioned above.
The following table summarizes redeemable Convertible Preferred Stock as of June 30, 2025 and prior to the conversion into common stock upon completion of the IPO:

(in thousands, except per share data)	Original Issuance Date	Shares authorized	Shares issued and outstanding	Issuance price per share	Aggregate liquidation preference	Net carrying value
Series A Preferred Stock	May 2020	15,750	15,750	$7.44	$117,184	$52,073
Series B Preferred Stock	September 2021	13,222	13,216	17.01	292,255	218,528
Total		28,972	28,966		$409,439	$270,601

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Dividends
The holders of Series B Preferred Stock were entitled to cumulative dividends at a rate of 8.0% of the original issue price, or $17.01 per share, if and when declared by the Company’s board of directors. The holders of Series B Preferred Stock were entitled to receive dividends on a pari passu basis, prior to and in preference to any dividends to common stockholders. After the IPO and conversion, these dividend rights ceased, and there were no accrued and unpaid dividends as of September 30, 2025.
There were no dividends declared or paid during the three and nine months ended September 30, 2024 and 2025.
7. Stockholders’ Equity
Common Stock
In September 2025, the Company completed its IPO of shares of Series A common stock and all of the Company’s then-outstanding shares of common stock were reclassified into shares of Series A common stock. The Company sold 10,714,286 shares of its Series A common stock in connection with the IPO and has recognized $135.0 million in proceeds, after deducting $10.5 million of underwriting discounts and commissions and $4.5 million of offering costs.
The Company has two series of common stock: Series A common stock with a par value of $0.001 per share and Series B common stock with a par value of $0.001 per share. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion rights. Each share of Series A common stock is entitled to one vote. Each share of Series B common stock is entitled to 20 votes and is convertible at any time into one share of Series A common stock. Holders of common stock are entitled to receive any dividends as may be declared by the board of directors.
Preferred Stock
In connection with the completion of the IPO, 17,797,821 shares of Founder Voting Preferred Stock, $0.001 par value per share, were reclassified and converted into an aggregate of 21,702,510 shares of Series B common stock, and 68,994,553 shares of Founder Non-Voting Preferred Stock, $0.001 par value per share, were reclassified and converted into an aggregate of 84,131,370 shares of Series A common stock, based on the IPO price, after giving effect to Founder Preferred Stock Amendment, as described below, and to certain transfers by the co-founder trusts to the co-founders.
Founder Preferred Stock Amendment
In August 2025, the Company, following approval by its board of directors, amended its Certificate of Incorporation to revise the conversion terms of the Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock (collectively, the “Founder Preferred Stock”) (the “Founder Preferred Stock Amendment”). The revised terms provided that upon completion of an IPO, the Founder Preferred Stock would convert into Series B common stock or Series A common stock, as applicable, at a ratio that would limit the dilution impact on the holders of such stock to 3.33%, as a result of the special conversion ratio applicable to the Series B Preferred Stock in connection with an IPO, provided, no adjustment will be made for any incremental dilution that exceeds 9.00% (see Note 6—Convertible Preferred Stock for additional information on the Series B Preferred Stock conversion rights). If an IPO was not completed by December 31, 2025, the Founder Preferred Stock would revert to its original 1:1 conversion ratio into Series B common stock or Series A common stock, as applicable. The Founder Preferred Stock were considered to be common stock equivalents for purposes of calculating EPS given that they share equally with common stock in the liquidation of the Company’s net assets. Accordingly, the amended terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock (“the Founder Preferred Stockholders”) and, as a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value associated with the modified terms within the caption stock amendment expense on our condensed consolidated statement of operations. The conversion of the Founder Preferred Stock under the amended conversion rights was accounted for as an equity conversion with no gain, loss or deemed dividend recognized.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Common Stock Authorized, Issued and Reserved
The Company has reserved the following shares of common stock, on an as-converted basis for future issuance:

(in thousands)	September 30, 2025
Outstanding RSUs	7,446
Shares available under the 2019 and 2025 Equity Incentive Plans	18,100
Shares available under the 2025 Employee Stock Purchase Plan	3,086
Total shares of common stock reserved	28,632
Common shares outstanding	176,119
Authorized but not reserved	2,095,249
Total common shares authorized	2,300,000
8. Stock-Based Compensation
Stock Plans
In September 2018, the board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). Under the 2018 Plan, the board of directors may grant stock options, restricted stock, RSUs, stock appreciation rights or a dividend equivalent to eligible employees, officers, non-employee directors and consultants. On January 28, 2019, the stockholders of Pattern Inc. contributed all shares of Pattern Inc. to Pattern Group Inc. in exchange for shares in Pattern Group Inc. As a result of this contribution and exchange, all outstanding RSUs were transferred to Pattern Group Inc. and the 2018 Plan was terminated. In January 2019, Pattern Group Inc. adopted the 2019 Equity Incentive Plan (as amended, the “2019 Plan”).
In connection with the IPO, the board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective upon the date immediately preceding the date on which the registration statement was declared effective by the SEC. Under the 2025 Plan, the board of directors may grant stock options, restricted shares, RSUs, stock appreciation rights, dividend equivalent rights and cash bonuses to eligible employees, officers, non-employee directors and consultants.
The Company granted RSUs to its employees, directors and consultants under the 2019 Plan. Prior to the IPO, under the 2019 Plan, these RSUs included both service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied by the IPO. Following the IPO, outstanding RSUs include only a service-based vesting condition. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for 4 years, during which time a quarter of the award vests annually.
Employee Stock Purchase Plan
The 2025 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors on September 9, 2025, was approved by the Company’s stockholders on September 9, 2025, and became effective on the date immediately preceding the date on which the registration statement was declared effective by the SEC. The ESPP is intended to have two components: a component intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code (the “423 Component”) and a component that is not intended to qualify (the “Non-423 Component”). Except as otherwise provided, the Non-423 Component will be operated and administered in the same manner as the 423 Component, except where prohibited by law.
The ESPP initially reserves and authorizes the issuance of up to a total of 3,086,351 shares of Series A common stock to participating employees. Each employee who is a participant in the ESPP will be able to purchase shares by authorizing payroll deductions of up to 15% of his or her eligible compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares of Series A common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Series A common stock determined by dividing $25,000 by the fair market value of the Series A common stock on the first day of the offering may be purchased by any one employee during any offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of Series A common stock, valued at the start of the purchase period, under the ESPP in any calendar year. An employee’s rights under the

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
ESPP will terminate upon voluntary withdrawal from the plan or when the employee ceases employment with the Company for any reason. The ESPP may be terminated or amended by the board of directors at any time. There were no contributions into the Employee Stock Purchase Plan during the three and nine months ended September 30, 2025.
Each of the 2025 Plan and the ESPP provide for annual automatic increases in the number of shares of Series A common stock reserved thereunder, and the 2025 Plan provides for increases to the number of shares of Series A common stock that may be granted thereunder based on shares underlying any awards under the 2025 Plan and the 2019 Plan that are forfeited, cancelled or are otherwise terminated.
Restricted Stock Units
The Company records stock-based compensation expense in connection with RSUs based on the fair market value of its common stock on the grant date using the accelerated attribution method when it is probable the performance-based vesting condition will be achieved. Stock-based compensation expense is classified within the corresponding operating expense categories in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Operations, general and administrative	$—	$44,314	$—	$44,314
Sales and marketing	—	22,191	—	22,191
Research and development	—	18,195	—	18,195
Total stock-based compensation	$—	$84,700	$—	$84,700
Compensation expense associated with cash-settled RSUs was $2.4 million for the three and nine months ended September 30, 2025 and was included in operations, general and administrative in the condensed consolidated statements of operations.
The following table summarizes the RSU activity (excluding the executive incentive agreement described below):

(in thousands, except per share fair values)	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	17,589	$4.88
Granted	3,802	16.96
Vested	(13,596)	3.33
Cancelled/Forfeited	(349)	13.07
Outstanding at September 30, 2025	7,446	$13.50
Upon vesting of RSUs, the Company withholds shares from employees to satisfy the employee portion of payroll tax obligations (“net share settlement”). For the nine months ended September 30, 2025, the Company made payments to taxing authorities of $73.1 million in connection with shares withheld upon vesting of RSUs which were classified as a financing activity in the condensed consolidated statement of cash flows and an additional $4.6 million was recorded as a liability for shares withheld that were not yet paid to taxing authorities by the end of the period.
The total unrecognized stock-based compensation expense related to these awards was $60.5 million as of September 30, 2025 and the weighted-average remaining requisite service period is 1.51 years.
In February 2025, the board of directors approved a stand-alone restricted stock unit agreement for the Company’s Chief Executive Officer (“CEO”) subject to certain performance and market conditions. In August 2025, the stand-alone restricted stock unit agreement for the Company’s CEO was cancelled. No expense was recognized upon cancellation of the award in August 2025 as the performance and market conditions had not occurred.
9. Provision for Income Taxes
The Company calculated the year-to-date income tax provision (benefit) by applying the estimated annual effective tax rate to the ordinary year-to-date pre-tax income (loss) for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company’s income tax expense (benefit) was $5.2 million and ($32.2) million for the three months ended

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2025, and $17.3 million and ($16.2) million for the nine months ended September 30, 2024 and 2025, respectively, which included zero and $19.8 million of net discrete tax benefits. For the nine months ended September 30, 2025, the primary discrete items were related to the Company’s IPO (see Note 7—Stockholders’ Equity for additional information). The tax benefit is primarily driven by tax-deductible stock compensation in excess of GAAP stock compensation expense related to awards that vested at the time of the IPO. This benefit was offset in part by non-deductible executive compensation and non-deductible stock amendment expense.
The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB makes changes to the U.S. corporate income tax, including immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025. We do not expect the OBBB to have a material impact on our estimated annual effective tax rate in 2025.
10. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company did not have any future payments under non-cancelable purchase obligations.
Legal Matters
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Loss contingencies are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Accounting for contingencies requires the use of judgment related to both the likelihood of a loss and the estimate of the amount or range of loss.
As of September 30, 2025, the Company was not involved in any legal proceedings, individually or in the aggregate, that the Company believes are probably or reasonably possible to have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, brand partners, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from the breach of such agreements, services the Company provides or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap.
11. Related-Party Lease Agreement
iServe Investments, LLC
The Company leases certain office and warehouse space from a related party, iServe Investments, LLC, which is wholly owned by two majority stockholders. Total lease cost and related expenses for the lease was not material for the three and nine months ended September 30, 2024 and 2025.
12. Segment Information
The Company manages its business on a consolidated basis and operates as a single operating and reportable segment. The Company primarily derives its revenue in the United States by selling products to customers via online marketplaces.
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. Net income is used by the CODM to make key operating decisions. The CODM does not review assets in evaluating the results of the reportable segment.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents selected financial information with respect to the Company’s single operating and reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Revenues	$439,395	$639,655	$1,280,696	$1,778,211
Significant expenses:
Cost of goods sold	248,959	356,132	719,845	1,002,065
Fulfillment(1)	66,060	94,756	194,104	262,640
Marketplace commissions(2)	63,115	91,285	182,275	253,990
Sales, general and administrative(3)	37,570	57,333	102,148	143,405
Technology(4)	6,037	8,620	18,266	25,045
Share-based compensation and related taxes(5)	—	91,708	—	91,708
Stock amendment expense	—	32,676	—	32,676
Interest income, net	(1,714)	(1,855)	(4,530)	(5,060)
Other expense, net	8	291	1,605	420
Provision (benefit) for income taxes	5,164	(32,232)	17,330	(16,202)
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)
__________
(1)Fulfillment costs include costs incurred from third-party fulfillment centers and cost to operate and staff the Company’s fulfillment centers.
(2)Marketplace Commissions includes referral fees charged by the various online marketplaces.
(3)Sales, general and administrative relate to employee headcount and other selling and general administrative costs.
(4)Technology represents items included in research in development within the consolidated statement of operations and the amortization of capitalized internally developed software costs.
(5)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
See Note 2—Summary of Significant Accounting Policies for additional information about revenue disaggregation.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the condensed consolidated balance sheets were located as follows:

(in thousands)	December 31, 2024	September 30, 2025
U.S.	$53,399	$55,493
International	9,513	12,425

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in the Prospectus. The following discussion is intended to help the reader understand our company, our operations and our present business environment, and contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and the Prospectus, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
At Pattern, we are on a mission to help brands accelerate profitable growth on global ecommerce marketplaces. Our proprietary technology and on-demand experts operate across more than 60 marketplaces to increase product sales to consumers in more than 100 countries. We have gathered more than 46 trillion data points comprised of keyword, shipping, advertising, sales, market share, click, social, conversion, customer service and other data. Utilizing these data points and sophisticated machine learning and artificial intelligence (“AI”) models, we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
Given the complexities that consumer brands face in scaling and accelerating global ecommerce, we have built a powerful ecommerce acceleration platform (“EXP,” or “our technology”) organized around a simple and intuitive formula, which we call the ecommerce equation:
EXP executes thousands of optimizations daily and drives the ecommerce equation across tens of thousands of products on marketplaces around the world. These optimizations include automated adjustments and recommendations powered by AI, machine learning and our massive flow of ecommerce data points, allowing brands to navigate the complexity of operating on global ecommerce marketplaces at scale.
Our technology, with a combined total of 29 issued patents and patents pending, is supported by approximately 400 software engineers, data scientists and other technology professionals who are dedicated to enhancing and innovating upon our technology to further increase our capabilities. We have a team that offers on-demand expertise and capabilities across marketplace management, marketing, fulfillment and brand protection on a global basis. We sell tens of thousands of products from more than 200 brands across different industries and geographies including the Americas, Europe, Australia and Asia. Our current brand partners’ industry presence includes health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
Our Business Model
We generate the substantial majority of our revenue from consumer product sales on global ecommerce marketplaces. Pattern acquires inventory based on contractual relationships with brand partners and uses its platform to optimize the ecommerce equation by driving traffic, increasing conversion, managing price and maintaining product availability across global ecommerce marketplaces.
We target brand partners with a proven track record of selling highly rated products, a loyal customer base and growth potential, assessed through our proprietary scorecard. Using our extensive data, we identify potential brand partners, and our sales team efficiently markets to and signs new brand partners.
We have developed and maintain strong and long-lasting brand partner relationships. Revenue attributable to brand partners consists of consumer product sales and other revenue, including subscription and consulting fees. Our Net

Revenue Retention Rate (“NRR”) was 122% for the period ended September 30, 2025. See the section titled below “—Key Business Metric and Non-GAAP Financial Measure” for information on how we define and calculate NRR.
Purchasing our brand partners’ products offers several advantages, creating a mutually beneficial partnership that supports growth for both Pattern and our brand partners by:
•Providing a low-friction model where brands simply sell their products to Pattern at predetermined prices
•Reducing the need for brands to allocate technology and overhead budget
•Allowing Pattern to manage the marketplace experience and optimize the ecommerce equation
•Enabling Pattern to gather data, conduct real-time testing and enhance predictive models with AI
Our operating model capitalizes on global economies of scale to optimize costs while investing in future growth. By managing more brand partners, we streamline logistics, reducing delivery times and costs. As we enhance operational efficiencies, we remain committed to innovating our technology, expanding capabilities and offering new solutions to our partners. Investments in technology and warehouse automation have significantly boosted our operational efficiency and realize tangible economic benefits from scale.
Key Business Metric and Non-GAAP Financial Measure
We measure our business using both financial and operating metrics and use the following metric and measure to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
Net Revenue Retention Rate
NRR is an important metric to measure the long-term value of our brand partner relationships. In any given period, we calculate NRR by comparing total revenue attributable to all existing brand partners in the current trailing 12-month period to that of the previous trailing 12-month period. This metric, expressed as a percentage, provides valuable insight into the accelerated growth delivered through our platform, the effectiveness of our brand expansion strategies and our ability to deepen relationships with existing brand partners. For the purpose of our NRR calculation, we only include brand partners that, as of the measurement date, have been with Pattern for more than twelve months since we first generated over $1,000 in revenue attributable to such brand partner. Additionally, for those existing brand partners that, as of the measurement date, have been with Pattern for more than twelve full months but less than 24 full months since we first generated over $1,000 in revenue attributable to such brand partner, we only include current period revenue for the corresponding months in the current period for which the brand partner had attributable revenue in the previous period. For example, when calculating NRR as of September 30, 2025 for a brand partner that Pattern first generated over $1,000 of attributable revenue in March 2024, we would only include that brand partner’s attributable revenue from March 2025 through September 2025 in the numerator and that brand partner’s attributable revenue from March 2024 through September 2024 in the denominator. Current period revenue includes the impact of any expansion, contraction and attrition. NRR excludes revenue attributable to new brand partners during the current period. All revenue attributable to services relating to consulting and design are excluded.

	Nine Months Ended September 30,
(in thousands)	2024	2025
Net Revenue Retention Rate	113%	122%

Adjusted EBITDA
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) excluding depreciation and amortization; interest income (expense), net; provision (benefit) from income taxes; share-based compensation expense and related taxes; the stock amendment expense; indirect IPO costs; and other recurring and nonrecurring items that we do not consider representative of our underlying operations. We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expense from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude interest income (expense), net; provision (benefit) from income taxes; and other items that are not components of our core business operations. Non-GAAP financial measures such as Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss) or any other measure of financial performance calculated and prescribed in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do, thus limiting its usefulness as a comparative measure.
The following table provides a reconciliation of non-GAAP Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)
Add (deduct):
Depreciation and amortization	3,825	4,262	10,864	12,547
Interest income, net	(1,714)	(1,855)	(4,530)	(5,060)
Provision (benefit) for income taxes	5,164	(32,232)	17,330	(16,202)
Other:
Share-based compensation and related taxes(1)	—	91,708	—	91,708
Stock amendment expense(2)	—	32,676	—	32,676
Indirect initial public offering costs	360	5,235	421	6,477
Other	—	319	—	319
Adjusted EBITDA	$21,831	$41,054	$73,738	$109,989
_________________
(1)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
(2)Stock amendment expense represents a non-cash expense associated with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, which modified the terms of the Founder Voting and Non-Voting Preferred Stock (“the Founder Preferred Stock Amendment”) as described under Note 7—Stockholders’ Equity, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Components of Results of Consolidated Operations
Revenue
We derive revenue primarily from consumer product sales attributable to brand partners, across a number of categories including health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics, through both domestic and international ecommerce marketplaces. Revenue from the sale of products is recorded when products are shipped to the customer, net of returns allowances. Taxes collected from customers are excluded from revenue.
We also generate revenue through subscription and consulting fees for our comprehensive suite of ecommerce solutions, including advanced advertising and marketing technology, actionable business insights, compliance solutions, logistics and fulfillment support, creative design and strategic growth services.
Cost of Goods Sold
Cost of goods sold consists of the purchase price of inventory sold to customers. Shipping costs to receive products from our brand partners and costs to ship products to third-party fulfillment centers are included in our inventory and recognized as cost of goods sold upon sale of the products to customers.
Operations, General and Administrative
Operations, general and administrative expenses consist of third-party fulfillment costs; payroll and related expenses; warehousing costs; facilities and equipment, including depreciation and amortization, rent and other occupancy expenses; professional and legal fees; as well as costs associated with other general costs for corporate functions, including accounting, finance and human resources.
Fulfillment costs represent those costs incurred from third-party fulfillment centers and in operating and staffing our fulfillment centers, including costs related to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment.

Sales and Marketing
Sales and marketing expenses consist of third-party online marketplace commission fees, targeted online advertising and other marketing expenses, payroll and related expenses for personnel engaged in marketing and selling activities.
Research and Development
Research and development costs include payroll and related expenses for employees involved in the research and development of our technology, development and design of our websites and curation and display of products available on third-party marketplaces.
Stock amendment expense
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, the Company amended the conversion terms of its Founder Voting and Non-Voting Preferred Stock, as described under Note 7—Stockholders’ Equity in the “Notes to Condensed Consolidated Financial Statements” section of this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the Founder Preferred Stockholders. As a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2025	2024	2025
Consolidated Statements of Operations
Revenues	$439,395	$639,655	$1,280,696	$1,778,211
Operating expenses:
Cost of goods sold	248,959	356,132	719,845	1,002,065
Operations, general and administrative	86,124	177,936	243,668	381,704
Sales and marketing	82,587	141,182	240,425	358,402
Research and development	4,071	24,584	12,700	36,682
Total operating expenses	421,741	699,834	1,216,638	1,778,853
Operating income (loss)	17,654	(60,179)	64,058	(642)
Stock amendment expense	—	(32,676)	—	(32,676)
Interest income, net	1,714	1,855	4,530	5,060
Other income (expense), net	(8)	(291)	(1,605)	(420)
Income (loss) before income taxes	19,360	(91,291)	66,983	(28,678)
Provision (benefit) for income taxes	5,164	(32,232)	17,330	(16,202)
Net income (loss)	$14,196	$(59,059)	$49,653	$(12,476)

	Three Months Ended September 30,		Nine Months Ended September 30,
(% of revenue)	2024	2025	2024	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold	56.7%	55.7%	56.2%	56.4%
Operations, general and administrative	19.6%	27.8%	19.0%	21.5%
Sales and marketing	18.8%	22.1%	18.8%	20.2%
Research and development	0.9%	3.8%	1.0%	2.1%
Total operating expenses	96.0%	109.4%	95.0%	100.0%
Operating income (loss)	4.0%	(9.4%)	5.0%	0.0%
Stock amendment expense	0.0%	(5.1%)	0.0%	(1.8%)
Interest income, net	0.4%	0.3%	0.4%	0.3%
Other income (expense), net	0.0%	0.0%	(0.1%)	0.0%
Income (loss) before income taxes	4.4%	(14.3%)	5.2%	(1.6%)
Provision (benefit) for income taxes	1.2%	(5.0%)	1.4%	(0.9%)
Net income (loss)	3.2%	(9.2%)	3.9%	(0.7%)
Comparison of the three months ended September 30, 2024 and 2025
Revenue

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Revenues	$439,395	$639,655	$200,260	45.6%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 122% for the period ended September 30, 2025, as well as a 43% increase in revenue from Amazon marketplaces, a 90% increase in revenue from non-Amazon marketplaces and collectively a 72% increase in international revenue year-over-year.
Cost of Goods Sold

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Cost of goods sold	$248,959	$356,132	$107,173	43.0%
The increase in cost of goods sold was primarily driven by an increase in revenue of 45.6%. The increase in cost of goods sold was smaller than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Operations, general and administrative	$86,124	$177,936	$91,812	106.6%
The increase in operations, general and administrative expenses was primarily driven by the recognition of $44.3 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. Consumer product sales resulted in an increase in the associated fulfillment costs of $28.7 million. The remaining increase for the three months ended September 30, 2025 was primarily driven by an increase in corporate headcount and rent expense.
Sales and Marketing

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Sales and marketing	$82,587	$141,182	$58,595	70.9%

The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $28.2 million, which grew in line with revenue on a percentage basis, and the recognition of $22.2 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. The remaining increase of $8.2 million related to other selling expenses that generally increased in line with revenue on a percentage basis. These costs included additional brand management, sales and marketing, advertising and creative headcount and other sales, marketing and advertising expenses.
Research and Development

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Research and development	$4,071	$24,584	$20,513	503.9%
The increase in research and development costs was primarily driven by the recognition of $18.2 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. The remaining increase was driven by the headcount increase of software engineers, data scientists and other technology professionals to drive new platform capabilities and enhanced features.
Stock amendment expense

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Stock amendment expense	$—	$(32,676)	$(32,676)	NM
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, the Company amended the conversion terms of its Founder Voting and Non-Voting Preferred Stock, as described under Note 7—Stockholders’ Equity in the “Notes to Condensed Consolidated Financial Statements” section of this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the Founder Preferred Stockholders. As a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Provision for Income Taxes

	Three Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Provision (benefit) for income taxes	$5,164	$(32,232)	$(37,396)	(724.2%)
The change in provision (benefit) for income taxes was primarily driven by the Company’s IPO and recognition of stock compensation expense for restricted stock awards at the time of the IPO. This benefit was offset in part by non-deductible executive compensation and non-deductible stock amendment expense.
Comparison of the nine months ended September 30, 2024 and 2025
Revenue

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Revenues	$1,280,696	$1,778,211	$497,515	38.8%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 122% for the period ended September 30, 2025, as well as a 38% increase in revenue from Amazon marketplaces, a 51% increase in revenue from non-Amazon marketplaces, and collectively a 61% increase in international revenue in year-over-year.

Cost of Goods Sold

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Cost of goods sold	$719,845	$1,002,065	$282,220	39.2%
The increase in cost of goods sold was primarily driven by an increase in revenue of 38.8%. The increase in cost of goods sold was in line with the increase in revenue on a percentage basis.
Operations, General and Administrative

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Operations, general and administrative	$243,668	$381,704	$138,036	56.6%
The increase in operations, general and administrative expenses was primarily driven by the recognition of $44.3 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. Consumer product sales resulted in an increase in the associated fulfillment costs of $68.5 million. The remaining increase for the nine months ended September 30, 2025 was primarily driven by an increase in corporate headcount and rent expense.
Sales and Marketing

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Sales and marketing	$240,425	$358,402	$117,977	49.1%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $71.7 million, which grew generally in line with revenue on a percentage basis, and the recognition of $22.2 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. The remaining increase of $24.1 million related to other selling expenses that generally increased in line with revenue on a percentage basis. These costs included additional brand management, sales and marketing, advertising and creative headcount and other sales, marketing and advertising expenses.
Research and Development

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Research and development	$12,700	$36,682	$23,982	188.8%
The increase in research and development costs was primarily driven by the recognition of $18.2 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our IPO. The remaining increase was driven by the headcount increase of software engineers, data scientists and other technology professionals to drive new platform capabilities and enhanced features.
Stock amendment expense

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Stock amendment expense	$—	$(32,676)	$(32,676)	NM
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, the Company amended the conversion terms of its Founder Voting and Non-Voting Preferred Stock, as described under Note 7—Stockholders’ Equity in the “Notes to Condensed Consolidated Financial Statements” section of this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the Founder Preferred Stockholders. As a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.

Provision for Income Taxes

	Nine Months Ended September 30,
($ in thousands)	2024	2025	$ Change	% Change
Provision (benefit) for income taxes	$17,330	$(16,202)	$(33,532)	(193.5%)
The change in provision (benefit) for income taxes was primarily driven by the Company’s IPO and recognition of stock compensation expense for restricted stock awards at the time of the IPO. This benefit was offset in part by non-deductible executive compensation and non-deductible stock amendment expense.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents. At September 30, 2025, we had cash and cash equivalents of $312.8 million. We also have access to external sources of liquidity through our revolving credit facility as further described within “Credit Facility” below. In September 2025, we completed our IPO which resulted in aggregate cash proceeds of $135.0 million, after deducting approximately $10.5 million in underwriting discounts and commissions and $4.5 million in offering-related expenses.
We believe that our cash and cash equivalents, cash from operations and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements and contractual obligations for at least the next twelve months. Our opinions concerning liquidity are based on currently available information. To the extent our liquidity assumptions prove to be inaccurate, or if circumstances change, future availability of credit or other sources of financing may be reduced and our liquidity could be adversely affected. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q together with the risks and uncertainties previously disclosed in the section titled “Risk Factors” of the Prospectus. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Historical Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2025
Net cash provided by operating activities	$68,887	$90,913
Net cash used in investing activities	$(14,052)	$(15,192)
Net cash provided by financing activities	$—	$61,594
Operating Activities
Net cash provided by operating activities was $90.9 million for the nine months ended September 30, 2025, which primarily consisted of $12.5 million of net loss, $115.7 million of non-cash adjustments, such as stock-based compensation, the Founder Preferred Share Amendment, depreciation and amortization expense, and deferred income taxes, and an increase in income tax receivables of $17.6 million resulting from current period pre-tax losses and a cash increase of $5.3 million from the management of the remaining working capital accounts.
Net cash provided by operating activities was $68.9 million for the nine months ended September 30, 2024, which primarily consisted of $49.7 million of net income, $10.9 million of non-cash adjustments, such as depreciation and amortization expense, and a cash increase of $8.4 million from the management of working capital.
Investing Activities
Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2025, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.

Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2024, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.
Financing Activities
Net cash provided by financing activities was $61.6 million for the nine months ended September 30, 2025, primarily related to $135.0 million of proceeds from the sale of common stock, net of underwriting discounts and commissions and offering costs, partially offset by the payment of $73.1 million for taxes withheld upon the vesting of restricted stock awards.
Net cash provided by financing activities was $0 for the nine months ended September 30, 2024.
Credit Facility
As of September 30, 2025, we were party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement dated September 4, 2025 (the “Credit Facility”). The Credit Facility provides for non-amortizing revolving loans in the aggregate principal amount of up to $150 million, with the option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The Credit Facility matures in September 2030. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. We are required to pay commitment fees on the unused portion that range from 0.20% to 0.25% per annum. Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority lien on substantially all of our tangible and intangible property.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:
•a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and
•a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00.
As of September 30, 2025, we had no outstanding borrowings under the Credit Facility and we had a $150 million borrowing capacity under the Credit Facility. As of September 30, 2025, we were in compliance with the related financial covenants under the Credit Facility. For additional information, see Note 5—Credit Facilities, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations relate to operating lease obligations for corporate offices and warehouses.
As of September 30, 2025, there have been no material changes to the contractual obligations or commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments and conditions. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus for further information on our critical accounting estimates and policies.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2—Summary of Significant Accounting Policies, in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is below.
Foreign Currency Risk
A significant majority of our sales are denominated in the prevailing currencies of the countries in which we operate. Additionally, our operating expenses are largely denominated in the currencies of the countries in which our operations are located or in which revenue is generated. Therefore, our operations are not currently subject to significant foreign currency risk on a regional basis. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact, and as a result, we face exposure to adverse movements in foreign currency exchange rates, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, global economic conditions may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue as expressed in U.S. dollars.
Interest Rate Risk
Our cash equivalents consist primarily of money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Any future borrowings incurred under our revolving credit facility will accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.
Inflation Risk
We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we are generally able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources.
Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Investing in our Series A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties previously disclosed in the section titled “Risk Factors” of the Prospectus, before making a decision to invest in our Series A common stock. If any of these risks actually occur, our business, results of operations, financial condition and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from our IPO
On September 22, 2025, we completed our IPO in which we registered and sold an aggregate of 10,714,286 shares of our Series A common stock for our account, and we registered an aggregate of 10,714,286 shares of our Series A common stock that were sold by certain of our existing stockholders. The shares of Series A common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-289810), which was declared effective by the SEC on September 18, 2025. Our shares of Series A common stock were sold at an IPO price of $14.00 per share, which generated aggregate net proceeds of $135.0 million for us after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $4.5 million, and $139.5 million for the accounts of the selling stockholders, after deducting underwriting discounts and commissions of $10.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the several underwriters for the offering.
The net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement of our outstanding restricted stock units in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pattern Group Inc.		8-K	001-42852	3.1	9/24/2025
3.2	Amended and Restated Bylaws of Pattern Group Inc.		8-K	001-42852	3.2	9/24/2025
4.1	Form of Series A common stock		S-1/A	333-289810	4.1	9/10/2025
4.2	Amended and Restated Investors’ Rights Agreement, dated September 28, 2021, by and among the Registrant and certain of its stockholders.		S-1	333-289810	4.2	8/22/2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1/A	333-289810	10.1	9/10/2025
10.2#	2025 Equity Incentive Plan, and forms of award agreements thereunder.		S-8	333-290363	99.2	9/18/2025
10.3#	2025 Employee Stock Purchase Plan.		S-8	333-290363	99.3	9/18/2025
10.4#	Non-Employee Director Compensation Policy.		S-1/A	333-289810	10.19	9/10/2025
10.5#†	Executive Severance Plan, and form of participation letter thereunder.		S-1/A	333-289810	10.20	9/10/2025
10.6#	Restricted Stock Unit Agreement Cancellation Agreement, dated August 20, 2025.		S-1	333-289810	10.22	8/22/2025
10.7†	Credit Agreement, dated September 4, 2025, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders named therein.		S-1/A	333-289810	10.23	9/10/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
101	The following financial information from Pattern Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Changes in Stockholders of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_______________
#Indicates management contract or compensatory plan, contract or agreement.
†Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERN GROUP INC.

Date: November 6, 2025	By:	/s/ David Wright
	Name:	David Wright
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Jason Beesley
	Name:	Jason Beesley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)