Form 10-K
period 2025-12-31
Pattern Group Inc.
filed 2026-03-06
CIK 1811935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2025, based on the closing price of $11.54 per share of the registrant’s Series A common stock as reported by Nasdaq Global Select Market on December 31, 2025, was approximately $550 million. The registrant has elected to use December 31, 2025 as the calculation date, which was the last business day of the registrant’s most recently completed fiscal year, because on June 30, 2025 (the last day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Solely for purposes of this disclosure, shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 155,248,477 shares of Series A common stock, par value $0.001 per share, and 21,702,510 shares of Series B common stock, par value $0.001 per share, as of March 2, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report on Form 10‑K. Forward-looking statements contained in this Annual Report on Form 10‑K may include, but are not limited to, statements about:
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
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10‑K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10‑K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10‑K to reflect events or circumstances after the date of this Annual Report on Form 10‑K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In this document, unless otherwise indicated or unless the context requires otherwise, all references in this document to “Pattern”, “the Company”, “we”, “us”, “our” or similar references are to Pattern Group Inc. and its consolidated subsidiaries.

PART II - OTHER INFORMATION
Item 1. Business
Overview
Pattern is a global ecommerce acceleration platform that helps consumer brands sell products on global ecommerce marketplaces.
Our proprietary technology and on-demand experts operate across more than 70 marketplaces to increase product sales to consumers in more than 100 countries. Utilizing more than 66 trillion data points and sophisticated machine learning and artificial intelligence (“AI”), we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
The result is a powerful platform that allows brands to navigate the complexity of operating on global ecommerce marketplaces at scale.
Our Business Model
Pattern’s platform sits as a thin layer between brands, marketplaces and consumers. We believe that one of the best ways to monetize our technology and expertise is by purchasing products from our brand partners and selling those products to consumers on global marketplaces. We generate the substantial majority of our revenue from consumer product sales on global ecommerce marketplaces.
This model results in a more seamless, low-friction relationship and allows Pattern maximum control over the customer experience, including content, pricing, logistics and customer service. In our experience, this business model aligns Pattern’s and our brand partners’ incentives toward maximizing growth. Importantly, transacting directly with consumers also allows us to accumulate comprehensive marketplace data, perform real-time testing and build more powerful predictive models.

Net Income	$14.7	$10.6	$10.8	$(1.0)	$(5.2)	$(3.0)	$41.3	$67.9	$16.2
Ecommerce is Simple for Consumers but Complex for Brands
Ecommerce has made purchasing more convenient for consumers, but it has increased operational complexity for brands. Selling on online marketplaces requires brands to manage dynamic pricing, algorithm-driven product discovery, ongoing advertising and complex fulfillment and logistics requirements across multiple channels. Many brands lack the scale, technology and expertise to manage these activities efficiently and profitably on their own.
Selling products across global ecommerce marketplaces also requires brands to manage a wide range of interrelated activities, including driving traffic, optimizing product content, maintaining consistent brand presentation, managing inventory levels, complying with marketplace policies, coordinating fulfillment and logistics and supporting post-purchase customer engagement across regions. These activities must be executed concurrently and adapted continuously to changing marketplace rules, pricing dynamics and consumer expectations.

With these complexities and opaque marketplace requirements, brands face several key challenges, including:
•Growing profitably: Increasing customer acquisition costs, marketplace fees, fulfillment and logistics expenses, inventory risk and the cost of developing and maintaining internal ecommerce technology place pressure on margins and profitability.
•Lack of integrated technology: Many brands rely on fragmented tools for advertising, inventory and analytics, leading to operational inefficiencies, higher costs and limited real-time visibility across marketplaces.
•Limited access to high-quality data: Brands often face challenges accessing, consolidating and analyzing comprehensive ecommerce data across marketplaces, advertising platforms and social channels, limiting their ability to optimize performance and allocate spend effectively.
•Lack of specialized expertise: Successfully operating across multiple marketplaces and regions requires specialized knowledge of platform rules, regulations and evolving channel dynamics, which can be difficult and costly for brands to build and maintain internally.
•Maintaining brand value and consistency: Brands face challenges maintaining consistent positioning, pricing discipline, product authenticity, delivery standards and customer experience across marketplaces, particularly as competition increases and unauthorized or non-compliant sellers emerge.
How We Do What We Do
Pattern operates as an ecommerce accelerator, combining proprietary technology and on-demand expertise to support consumer brands operating across global ecommerce marketplaces. Given the complexities that consumer brands face in scaling and accelerating global ecommerce, we have organized our platform around a simple and intuitive formula, which we call the ecommerce equation:
Our ecommerce acceleration platform is powered by AI and machine learning and supports thousands of automated optimizations across tens of thousands of products worldwide. It is informed by a proprietary data set of more than 66 trillion data points, including keyword, shipping, advertising, sales, market share, click, social, conversion and customer service data. Our technology organization includes approximately 480 software engineers, data scientists and other technology professionals and is supported by 31 patent cases.
Our platform combines proprietary technology with a global team of in-house experts across marketplace operations, advertising, content, inventory management, fulfillment and brand protection to execute ecommerce operations at scale. We sell tens of thousands of products from more than 200 brands across the Americas, Europe, Australia and Asia.
Our Platform
Our platform combines proprietary technology and on-demand expertise built on a differentiated data set. Our global team of software and industry experts optimize traffic, conversion, pricing and availability across ecommerce marketplaces to support profitable growth for our brand partners.
Our Technology
Our platform is powered by proprietary data set consisting of more than 66 trillion data points. This data set informs our machine learning algorithms and large language models (“LLMs”) we use to support automation and decision-making across the platform.
By virtue of our scale, presence and data collection practices on marketplaces, advertising platforms and social media applications around the world, we continue to add to our data advantage, collecting billions of new data points each day. We believe this data set provides a competitive moat that deepens over time as large quantities of data are collected, further differentiating our platform from alternative solutions.

Our Data Layer and Artificial Intelligence
Our platform includes a data layer that processes marketplace, advertising, fulfillment, and consumer engagement data through millions of daily API calls. The data layer draws on more than 66 trillion historical data points across millions of products, brands and marketplaces, supplemented by third-party data sources and we continue to collect new data points.
This data supports proprietary machine learning models, natural language processing engines, and LLMs trained on operational and marketplace data. We also license certain third-party technologies where appropriate. These models analyze large volumes of product, keyword, brand, and consumer interaction data to generate insights and automate execution workflows. Models are continuously refined as additional data is incorporated. We continue to invest in the development and enhancement of our AI capabilities.
Platform Engines
Our platform includes integrated engines designed to optimize the key components of ecommerce performance, including:
•Traffic Engine: Manages paid and organic demand generation across marketplaces and social platforms, including keyword optimization, advertising management, influencer coordination, and budget allocation.
•Conversion Engine: Supports content management, content optimization, and content creation to improve conversion rates across ecommerce and social platforms using performance and competitive data signals.
•Price Engine: Monitors pricing activity, including authorized and unauthorized sellers, and identifies price suppression, erosion, and competitive positioning across marketplaces and websites.
•Availability Engine: Provides order management, inventory forecasting, and in-stock monitoring tools to support fulfillment efficiency and reduce out-of-stock risk.
•Insights Engine: Aggregates platform-wide data into dashboards, scorecards, reporting tools, and alerts that provide visibility into revenue performance, pricing consistency, inventory health, advertising efficiency, and other operational metrics.
Our On-Demand Expertise
Our global team includes brand managers, advertising and SEO specialists, creative professionals, data scientists, customer service representatives, and inventory managers. These teams use our platform to execute ecommerce operations aligned with brand partner objectives. We believe the integration of proprietary technology and operational expertise enables consistent execution across marketplaces and geographies.
Our teams support onboarding, inventory planning, advertising execution, content optimization, fulfillment coordination, and ongoing performance monitoring. Engagement includes regular business reviews and ongoing collaboration to identify optimization and expansion opportunities.
Our Brand Partners
We partner with more than 200 brand partners across a range of industries and geographies, including the Americas, Europe, Australia and Asia. Our brand partners operate in categories such as health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
Our brand partners vary in size, business model and geographic presence, and their results may differ based on a number of factors, including product category, marketplace dynamics and regional execution. More than 53% of our revenue was attributable to brand partners that have worked with Pattern for more than five years.
Our Competitive Strengths
Win-win Partnership Mindset
We operate our business with the view that our success is aligned with the success of our brand partners. Our business model avoids a traditional agency structure and aligns economic incentives by tying our revenue directly to consumer product sales. As a result, growth for our brand partners translates directly into growth for Pattern.

By purchasing inventory and managing key aspects of the ecommerce value chain, including content, pricing, fulfillment, customer service and data collection, we maintain control over execution while providing a low-friction operating model for brand partners. We believe this approach supports long-term relationships and scalability beyond software-only or fee-based models.
Comprehensive Proprietary Technology and Data Sets
As one of the largest third-party sellers globally, we have built a large and growing proprietary data set derived from marketplace activity, advertising performance, fulfillment operations and consumer engagement. We have collected more than 66 trillion data points across millions of products, brands, marketplaces, advertising platforms and social commerce channels since inception and we continue to collect new data points.
Our technology platform integrates data, analytics and AI capabilities to support execution across traffic, conversion, pricing and availability. These capabilities enable data-driven decision-making at scale and provide brand partners with visibility into marketplace performance, brand representation, fulfillment quality and customer experience. We believe the scale and breadth of our data and technology provide differentiation relative to alternative solutions.
Integrated, On-demand Expertise
Our platform combines proprietary technology with on-demand expertise across marketplace operations, advertising, content, inventory management, fulfillment and customer service. Our teams bring experience across brands, categories, marketplaces and regions and use our technology to execute and optimize ecommerce operations on behalf of brand partners.
We work closely with brand partners to support ongoing execution, performance monitoring and expansion into new marketplaces and regions. This integration of technology and expertise enables coordinated execution and operational consistency across channels.
Scale
Our global scale enhances the effectiveness of our platform across data, technology investment, operations and logistics. Scale enables more efficient data collection, greater automation and continued investment in technology and operational capabilities.
Our scale also supports efficiencies across logistics and fulfillment, allowing us to manage large volumes of inventory and shipments while maintaining operational performance. As our platform scales, we are able to further invest in technology and expertise to support brand partner growth.
First-mover Advantage
We invested early in building proprietary technology and operational infrastructure to support brand partners on ecommerce marketplaces. Over time, this has enabled us to accumulate a large data set, establish operations across international markets and develop expertise in managing marketplace complexity.
Our early investments and operating history across global marketplaces support our ability to assist brand partners with marketplace expansion and execution across regions.
Deep and Long-lasting Brand Partner Relationships
We have established long-term relationships with brand partners that reflect the durability of our operating model. For the year ended December 31, 2025, approximately 89% of our revenue was attributable to existing brand partners and more than 53% of our revenue was attributable to brand partners that have worked with Pattern for more than five years.
Proven Leadership Team
Our team brings experience across ecommerce, technology, operations and brand management. We believe our leadership, talent and culture support disciplined execution, ongoing innovation and the continued development of our platform and operations.
Our Flywheel Effect
We use our proprietary data, technology and global logistics network to improve execution across ecommerce marketplaces. As we operate across a growing number of products, brands and marketplaces, we collect additional data that enhances our insights, supports more effective optimization and improves operational efficiency. This scale enables continued investment in our platform and capabilities, which in turn supports brand partner growth and attracts new brand partners.
Our scale also enables efficiencies across advertising, logistics and fulfillment. Increased volume allows for more effective testing and optimization of marketing strategies and improved logistics coordination, contributing to better delivery performance and cost efficiency. As our operations scale, we are able to reinvest in technology, research and development and operational capabilities to support execution across regions and categories.
Benefits to Our Ecosystem
Our platform drives demonstrable value across the ecommerce ecosystem: consumers, brand partners and marketplaces.
Benefits to Consumers
We provide a consistent and efficient experience for consumers across all ecommerce channels that we operate in.
•Because we follow our brand partners’ brand policies, consumers can trust that they are purchasing authentic products.
•Highly ranked on price competitiveness across marketplaces, offering quick response times to customers, low order defect rate and high in-stock rates, with a 4.9/5.0 seller rating on over 500 thousand ratings.
•Through effective inventory and logistics management, we ensure products are available and delivered quickly and efficiently into marketplaces, enabling fast shipping to consumers.
Benefits to Brand Partners
Whereas traditional marketplace agencies and technology providers charge fees, retainers, or percentages of advertising spend, Pattern’s business model aligns our incentives with those of our brand partners by tying our revenue primarily to consumer product sales.
•We use an integrated, end-to-end technology stack to help brand partners manage the complexity of selling across ecommerce marketplaces and drive consumer sales.
•Our proprietary technology collects and analyzes large volumes of marketplace, advertising, fulfillment and consumer engagement data, providing insights that are not readily available through other providers.
•We leverage our data and analytics capabilities to help brand partners identify growth opportunities, including customer acquisition, product expansion and entry into new marketplaces and regions.
•Our on-demand experts support brand partners across marketing, fulfillment, customer service and inventory management on a global basis.
•We support brand integrity by monitoring marketplace activity and assisting brand partners in identifying unauthorized sellers and potential counterfeit products in accordance with their brand guidelines.
Benefits to Marketplaces
Marketplaces on which we operate benefit from improved consumer experience, increased product availability and sales activity generated through our platform.
•We support marketplaces by enabling brand partners to launch, operate and scale their products across channels, contributing to broader and more diverse product selection.
•We leverage our experience across marketplaces to provide operational feedback and insights intended to support improvements in customer and seller experiences.
•Our technology and data capabilities support advertising activity on marketplaces by providing actionable insights that help brands engage consumers more effectively.

•Through integrated data, technology and operational execution, we help create efficient marketplace operations that support growth and trust across participants.
Our Market Opportunity
Pattern operates within the global ecommerce market, which is estimated to be approximately $4 trillion in size and forecasted to grow at a CAGR of 9.5% from 2026 to 2030, representing more than $500 billion of annual growth1. Ecommerce remains the fastest-growing retail channel. Consumers are increasingly shopping online and, as a result, global ecommerce sales are expected to grow more than two times as fast as all other global non-ecommerce sales from 2026 to 20302. U.S. ecommerce sales are expected to grow more than five times as fast as all other U.S. non-ecommerce sales over this span3.
Our Growth Strategies
Grow with our Existing Brand Partners
A core priority of our business is retaining and growing revenue attributable to existing brand partners through continued optimization of ecommerce performance. For the year ended December 31, 2025, approximately 89% of our revenue was attributable to existing brand partners, and more than 53% of our revenue was attributable to brand partners that have worked with Pattern for more than five years. For the year ended December 31, 2025, our net revenue retention rate was 124%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metric and Non-GAAP Financial Measure” for additional information.
We seek to grow with existing brand partners by increasing the breadth of products we sell on their behalf and by supporting expansion across additional marketplaces and geographies. As brand partners expand their product selection and marketplace presence, we provide operational support, localized strategies and execution capabilities designed to improve efficiency and sales performance across regions.
Attract New Brand Partners
We also grow by signing new brand partners to our platform. We target brands with established products, loyal customer bases and growth potential, which we evaluate using proprietary data and performance scorecards. Our sales and marketing efforts focus on identifying potential partners that are a strong fit for our platform and operating model.
We leverage our execution track record, scale and reputation to attract new brand partners seeking support in managing and scaling their ecommerce operations. Referrals and industry relationships also contribute to new brand partner acquisition.
Enhance and Expand our Platform
We believe continued investment in our platform enhances our value to brand partners and supports differentiation in the ecommerce accelerator space. We have invested in research and development to build and enhance our technology and data capabilities and expect to continue investing in analytics, automation and AI-enabled solutions.
We also seek to enhance and integrate our platform across existing and new ecommerce marketplaces. We evaluate opportunities for organic development, partnerships, investments and acquisitions to expand our capabilities and support brand partner needs.
Monetize Incremental Solutions
We continue to evaluate opportunities to monetize discrete components of our platform and diversify our revenue mix.
•Software-as-a-Service: We offer and continue to enhance SaaS solutions, including PXM and Creators, which support content management and social commerce workflows.
•Fulfillment: We invest in fulfillment and marketplace preparation services to support shipping efficiency and operational execution for third-party sellers.
1 Euromonitor International Passport: Retail, 2026 edition.
2 Euromonitor International Passport: Retail, 2026 edition.
3 Euromonitor International Passport: Retail, 2026 edition.

•Services: We provide consulting and design services to support brand partners across strategy, analytics and creative execution.
Continue to Expand into Global Geographies
Our global operating capabilities support expansion beyond the United States. We continue to build on our platform and expertise to support brand partners across additional regions, including Asia, and to operate across a broad range of global ecommerce marketplaces.
Our Solutions
We offer a range of solutions that leverage our proprietary technology and ecommerce expertise to support consumer brands selling through online marketplaces and social commerce.
Our primary solution is our Global 3P Accelerator, which drives the majority of consumer product sales on our platform. The Global 3P Accelerator leverages our platform to support execution across traffic, conversion, pricing and availability on behalf of brand partners. This solution includes technology and operational support for forecasting, inventory management, listing optimization, advertising execution, content management and customer service.
Additional Solutions
In addition to our Global 3P Accelerator, we offer additional solutions that leverage our technology, data and operational capabilities:
•1P Accelerator: Enables brands to access our technology, services and operational expertise without Pattern purchasing inventory, allowing brands to maintain a first-party selling model while paying platform and service fees.
•Software-as-a-Service: Includes PXM and Creators, which provide tools for managing and optimizing product content across ecommerce channels and for recruiting, engaging and managing affiliate and creator marketing campaigns.
•Fulfillment: Includes marketplace preparation and shipping services that support delivery to marketplaces and direct-to-consumer channels and help streamline inbound logistics.
•Services: Includes consulting and design services that support brand partners with market analysis, category insights, packaging, product design and prototyping.
Our Operations
Our Inventory Management and Warehouse Operations
Our inventory management and warehouse operations are designed to support product availability across multiple marketplaces, platforms and physical locations while managing inventory risk. We combine experienced personnel, scalable processes and proprietary technology to help ensure that inventory is positioned in the right locations and quantities to meet consumer demand.
Our investment in inventory management resources and technology supports accurate forecasting and operational flexibility, enabling us to respond to changes in demand, promotional activity and marketplace dynamics.
Forecasting
Our forecasting is supported by proprietary, data-driven models that analyze historical performance and current marketplace conditions to estimate future demand at the product level. These models incorporate a range of inputs, including historical sales trends, pricing competitiveness, inventory pipelines, lead times, seasonality, promotional activity, advertising spend, category trends and broader market dynamics.
Forecasting outputs are reviewed and applied by trained inventory management professionals to inform purchasing decisions. As a result of these processes, our weighted average inventory write-offs as a percentage of revenue have been less than 0.2% over the last three years. In 2025, our inventory turnover ratio was 5.0x and our North American in-stock rate was 98%.

Inventory Purchasing Mechanics
Our purchasing processes are designed to balance product availability with inventory risk. We utilize consistent purchasing cadences for many brand partners, which allows us to adjust inventory levels in response to changes in demand while reducing the risk of stockouts or overbuying.
By leveraging cross-dock facilities, scale efficiencies and integrations with marketplaces, we are able to make products available to consumers more quickly while maintaining lower overall inventory levels.
Global Warehouse Operations and Logistics
We utilize third-party transportation networks to deliver products to consumers and to ecommerce marketplace distribution centers, while focusing our investments on software, automation and systems that support efficient warehouse operations. Our warehouse automation strategy emphasizes scalable software integrated with standardized hardware solutions.
Our proprietary warehouse management system (“WMS”) supports inventory movement, marketplace preparation, fulfillment execution and reverse logistics across our global warehouse network. The WMS integrates with marketplaces and carriers and is designed to support multi-region and multi-language operations. We believe our warehouse operations and systems support efficient, scalable fulfillment and provide flexibility to support future growth.
Sales and Marketing
Our sales and marketing efforts are informed by our ecommerce data and are focused on identifying prospective brand partners that are a strong fit for our platform and partnership model. We use data-driven performance assessments to evaluate potential brand partners across key ecommerce metrics, including traffic, conversion, pricing, availability and operational readiness across major marketplaces. These assessments inform our outreach and engagement with prospective brand partners.
Our sales organization includes global account managers responsible for developing and managing brand partner relationships, supported by inside sales representatives, product specialists and business development personnel. These teams engage with brand partners throughout the customer lifecycle and leverage industry relationships and referrals to support brand partner acquisition.
Our sales efforts are supported by a global, in-house marketing organization focused on brand, communications, product marketing and demand generation. Marketing initiatives leverage data, insights and subject matter expertise to support brand awareness, demand generation and relationship development. As of December 31, 2025, we employed approximately 150 sales and marketing personnel with in-region presence across North America, Europe, Australia and Asia. We expect to continue investing in our sales and marketing capabilities to support growth and the expansion of our platform and solutions.
Our Competition
The ecommerce industry is highly competitive and continues to evolve. Brands have multiple options for managing and growing their ecommerce operations, and competition varies by marketplace, geography, product category and service offering.
We compete with a range of alternatives, including:
•Brands that manage ecommerce operations internally;
•Technology and service providers that address specific components of ecommerce operations, such as advertising, content, logistics, or analytics;
•Marketplaces that offer first-party selling models; and
•Other ecommerce accelerators that provide integrated technology and operational support.
Our ability to compete depends on a number of factors, including the effectiveness and scalability of our technology, the breadth of marketplaces and geographies we support, the quality of our data and analytics, our ability to attract and retain brand partners, pricing and service levels, and our ability to execute consistently while maintaining brand integrity and customer experience.

Our People and Culture
Our people are the driving force behind our mission to accelerate global ecommerce for our brand partners and we believe our team’s talent and expertise is a key competitive advantage. As of December 31, 2025, we employed approximately 2,300 full-time employees and engaged approximately 420 contractors and other personnel worldwide. Our workforce spans technology, operations, data and analytics, sales and marketing, customer service and corporate functions, with offices and distribution centers across North America, Europe, Australia and Asia.
We focus on attracting, developing and retaining talent with experience in ecommerce, technology, logistics and brand management. Our hiring, compensation and development practices emphasize functional expertise, alignment with evolving business needs and operational execution. We seek to empower employees through clear accountability, appropriate autonomy and opportunities for continuous learning and professional growth.
Our leadership principles complement our core values and are designed to support effective collaboration, transparent communication and a focus on outcomes. We prioritize impact, accountability and empathy across teams and aim to foster a culture that supports innovation, connection and consistent execution as our business evolves.
Our core values guide how we operate and make decisions across the organization:
•Data Fanatics: We are deeply passionate about data, using it to uncover opportunities, test hypotheses and drive results. Our teams collaborate to turn data into actionable insights, allowing our brand partners to benefit from precise, high-impact solutions.
•Brand Partner Obsessed: Our brand partners’ success is our success. We listen, empathize and commit to exceeding expectations with integrity and responsiveness. Earning and maintaining brand partner trust through excellence is at the core of our philosophy.
•Team of Doers: Action defines us. We embrace challenges with enthusiasm and a spirit of collaboration. Accountable and resilient, our people work with urgency and responsibility to overcome obstacles and deliver on our promises.
•Game Changers: We don’t just adapt; we innovate. From disrupting industry norms to discovering new opportunities, we are committed to leading change. We believe in thinking boldly and pushing boundaries for our company and our brand partners.
Government Regulation
As with any company operating on the internet, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex and unclear, sometimes contradicting other laws, and are frequently changing. Compliance is costly and can require changes to our business practices, along with significant amounts of management time and focus. In addition, regulatory and other legal proceedings in the United States and abroad are increasingly focused on the activities of ecommerce marketplaces as well as sellers and other third parties.
Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, federal and state laws in the United States, EU laws and other national laws govern the processing of payments and consumer protection; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Defamation laws apply online and vary by country. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the internet and ecommerce, and these laws are continually evolving. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or an inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. In addition, some of these requirements introduce friction into our platform for the promotion and sale of merchandise and may impact the scope and effectiveness of our marketing efforts. Tax regulations in jurisdictions where we do not currently collect taxes may subject us to the obligation to collect and remit such taxes or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and ecommerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth of and demand for ecommerce is likely to result in more laws and regulations that impose additional compliance burdens on ecommerce companies. We are also subject to a broad range of federal, state, local and foreign laws and regulations related to public health and safety, including food safety standards, packaging, labeling, advertising, marketing, shipment, pricing and competition. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption and export control laws. See the section titled “Risk Factors—Risks Related to Legal, Regulatory and Compliance—We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls and other adverse actions.”
Intellectual Property
Our commercial success depends in part on our ability to protect our brand, proprietary technology and other intellectual property, as well as to operate without infringing the intellectual property rights of third parties. We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual protections, including license agreements, confidentiality obligations and invention assignment agreements, to protect our intellectual property and proprietary rights.
As of December 31, 2025, we owned one issued patent and 30 pending patent applications in the United States and abroad, generally relating to commerce systems and digital marketplaces. Our issued patent and any patents granted from pending applications are expected to expire between 2040 and 2045, subject to potential extensions or adjustments. We also rely on trade secrets to protect certain aspects of our business that are not suitable for patent protection, although such protections may be difficult to enforce.
We protect our brand through trademark registrations and common law rights. As of December 31, 2025, we held 21 registered trademarks and 16 pending trademark applications in the United States, and 53 registered trademarks and 26 pending applications in non-U.S. jurisdictions. We also maintain registered domain names used in our business. While we take commercially reasonable measures to protect our intellectual property, these efforts may not be sufficient to prevent misappropriation or infringement.
Available Information
We make available, free of charge, through our investor relations website at investors.pattern.com, our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as corporate governance information (including our Code of Business Conduct and Ethics). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We communicate material information to investors and the public through SEC filings, press releases, conference calls, webcasts, or our investor relations website (investors.pattern.com). Information posted on our website could be deemed material to investors. Any reference to our website is intended to be an inactive textual reference only, and the information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors
Investing in our Series A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our Series A common stock. If any of these risks actually occur, our business, results of operations, financial condition and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully immediately following this summary. These risks include, but are not limited to, the following:
•Our revenue is dependent upon maintaining our relationship with Amazon and other marketplaces and our failure to do so, or any restrictions on our ability to offer brand partners’ products on Amazon and other marketplaces, could have an adverse impact on our business, financial condition and results of operations.
•Our technology relies in part on the use of comprehensive marketplace data, and if we lose the ability to use such data, or if such data contains inaccuracies, our business could be adversely affected.
•Operational and performance issues with our technology, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.
•If we are unable to continue to introduce new features or solutions successfully and to make enhancements to existing solutions including to participate effectively in evolving AI-enabled shopping experiences that bypass third-party marketplaces, our ability to grow and operate our business could be adversely affected.
•We may be unable to source additional, or strengthen our existing relationships with, brand partners, and the loss of any significant brand partners would negatively impact our business.
•Our future success depends on the continuing efforts of our co-founders and senior management team.
•We depend on highly-skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
•We are highly dependent on the services of David Wright, our Chief Executive Officer and co-founder, and Melanie Alder, our Chief Strategy Officer and co-founder, who are married to each other. The separation or divorce of our co-founders in the future could adversely affect our business.
•If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
•If we are unable to accurately forecast consumer demand, manage our inventory and plan for future expenses, our business, financial condition and results of operations could be adversely affected.
•We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
•If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.
•We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls and other adverse actions.
•Political, economic and financial instability and changes in international trade policies or tariffs, particularly between the United States and China, could have a material impact on our business, financial condition and results of operations.

•We are a “controlled company” under the corporate governance requirements of Nasdaq Global Select Market (“Nasdaq”), and intend to avail ourselves of certain reduced corporate governance requirements.
•The dual series structure of our common stock and the existing ownership of capital stock by our co-founders and their affiliates have the effect of concentrating voting control with our co-founders and their affiliates for the foreseeable future, which will limit your ability to influence corporate matters.
•Other factors discussed below.
Risks Related to Our Business
Our revenue is dependent upon maintaining our relationship with Amazon and other marketplaces and our failure to do so, or any restrictions on our ability to offer brand partners’ products on Amazon and other marketplaces, could have an adverse impact on our business, financial condition and results of operations.
We depend almost entirely on our relationship with Amazon and other marketplaces for generating revenue and growth. For the year ended December 31, 2025, we derived 93% of our revenue from consumer product sales on Amazon. In the last three fiscal years, the United States accounted for a substantial majority of our total revenue. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products, termination of the relationship or disruption of Amazon’s business or operations because of litigation, regulatory or other proceedings, could adversely affect our continued growth, financial condition and results of operations.
We also depend on our ability to offer products on other marketplaces, such as Walmart, Target, Tmall, JD, eBay, TikTok Shop, Mercado Libre, Zolando, Kohl’s, Kroger, Macy’s and others. Marketplaces on which we sell our brand partners’ products may materially affect our sales and operating results if we don’t timely and adequately resolve account-related issues, including if such marketplaces: terminate or suspend our accounts; block or delay our shipments; block us or our brand partners from listing products; implement strategic shifts that impair our ability to sell products on their marketplace, such as imposing restrictions on our ability to sell in instances where the marketplace has a 1P relationship with the brand; change their policies, including with respect to remittances and payment terms and timing; introduce or enforce restrictions on website scraping; change one or more APIs such that they are no longer compatible with our technology, and increase their fees, which in turn could raise product prices for customers, making the marketplace a less attractive distribution channel for our brand partners and/or less profitable for us.
Our relationships with marketplaces are subject to their online terms of use, which are typically “click-through” agreements that we are not able to negotiate with the marketplaces. Generally, our relationships with marketplaces are terminable at will by either party. In addition, these marketplaces have significant discretion to change their policies, procedures and terms. Any such changes, or other limitations or restrictions on our ability to sell on a marketplace could have a material impact on our business, financial condition and results of operations. In the past, we have experienced account suspensions, changes in payment terms and increases in marketplace fulfillment fees. We cannot guarantee that similar or other issues will not arise in the future, nor that we will be able to timely and adequately resolve them. The terms of use that govern our relationships with marketplaces generally mandate that we resolve claims through final and binding arbitration. The rules and policies governing these arbitration proceedings may offer significantly limited rights compared to litigation in federal or state courts. Arbitration may not provide us with all the relief we could obtain outside of arbitration.
Our technology relies in part on the use of comprehensive marketplace data, and if we lose the ability to use such data, or if such data contains inaccuracies, our business could be adversely affected.
Our technology incorporates statistical models built using a variety of data sets. Our technology relies on a diverse range of data sources, including data collected from our customers, brand partners and, in some cases, website scraping, other data collected from marketplaces and other third parties and self-generated data, including novel data generated through machine learning. This data covers a wide variety of signals across millions of products, keywords, brands, consumer behavioral inputs and more, including search, advertising, fulfillment, content conversion rates, ratings and reviews, social media influencers, likes, shares, clicks and comments. Such data may have restrictions on how it may be used, including, for example, restrictions on the collection, use or other processing of data from certain jurisdictions. If we are unable to access and use data collected from our customers, marketplaces, the internet or other third-party data used in our technology, or if our access to such data is limited, for example, due to new or changing, or novel interpretations of, laws, rules or regulations or policies of third parties, including marketplaces, our ability to accurately make forecasts and evaluate consumer behavior could be compromised.

The use of data obtained through scraping exposes us to several risks, including legal and regulatory challenges, such as potential violations of intellectual property rights, terms of service and data privacy laws. There is also an ethical and reputational risk if stakeholders perceive the use of scraped data as exploitative or unfair. Scraped data may be flawed or of inconsistent or poor quality, leading to inaccuracies in outputs. Additionally, we face the risk of operational disruption if we are forced to stop using scraped data due to legal issues or third-party actions, as well as the potential for litigation and liability from data providers or individuals whose data was scraped. Lastly, changes in third-party access restrictions or platform policies, including introduction or enforcement of stricter website scraping policies by marketplaces, could limit our ability to source data, hindering the development and effectiveness of our technology. There is no assurance that such measures will fully eliminate potential adverse impacts on our business.
In addition, if third-party data used to train and improve our technology is inaccurate, or access to such third-party data is limited, prohibited or becomes unavailable to us, our ability to continue to improve our technology would be adversely affected. Although we believe that there are commercially reasonable alternatives available to the third-party data we currently license, this may not always be the case, or it may be difficult or costly to migrate to other third-party data. Our use of additional or alternative third-party data would require us to enter into license agreements with third parties. Emerging laws or regulations restricting use and sharing of third-party data may also reduce the value of such data for our business. In addition, integration of the third-party data used in our technology with new third-party data may require significant work and require substantial investment of our time and resources. Any of the foregoing could negatively impact our business, impair our ability to grow our customers and brand partners, subject us to financial liabilities and adversely affect our business, financial condition and results of operations.
Operational and performance issues with our technology, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.
We depend upon the sustained and uninterrupted performance of our technology to, among other things, manage our inventory supply, purchase products from brand partners, optimize shipments to marketplaces, collect, process and interpret data, bid on advertising and monitor and optimize listings on marketplaces. If our technology cannot scale to meet demand, if there are errors in our execution of any of these functions on our technology or if we experience outages, then our business may be harmed. We may also face material delays in introducing new products to marketplaces or restocking existing products. If competitors introduce new products or services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become less effective or obsolete.
Our technology is complex and multifaceted, and operational and performance issues could arise both from the technology itself and from outside factors. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. Our technology also relies on third-party technology and systems to perform properly, and our technology is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our technology or such other computing environments. Operational and performance issues with our technology could include the failure of our user interface, outages, errors during upgrades or patches, unanticipated volume overwhelming our databases, server failure or catastrophic events affecting one or more server locations. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our technology down completely, others only partially.
Operational and performance issues with our technology could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our technology, increased costs or loss of revenue, loss of the ability to access our technology, loss of competitive position or claims by brand partners for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our financial condition and operating results.
If we are unable to continue to introduce new features or solutions successfully and to make enhancements to existing solutions including to participate effectively in evolving AI-enabled shopping experiences that bypass third-party marketplaces, our ability to grow and operate our business could be adversely affected.
Our ability to attract new brand partners and increase revenue depends in large part on our ability to enhance and improve our existing solutions and to introduce new features or solutions. To grow our business and be competitive, we must develop solutions, features and functionality that reflect the constantly evolving nature of technology including AI-driven commerce ecosystems and the needs of potential brand partners and our existing brand partners. The success of these and other enhancements or developments depend on several factors, including their timely introduction and completion, sufficient demand and cost effectiveness. Shifts in consumer behavior toward AI‑enabled shopping assistants, agents, and embedded checkout that route discovery and purchase outside third‑party marketplaces could reduce demand for our marketplace acceleration solutions and require us to develop new integrations, features and offerings to participate in such ecosystems. Adapting may require significant investments and re‑architecture, and we may not achieve acceptable returns or execute quickly enough to maintain competitiveness. For example, the development of AI and machine learning technologies and products (collectively, “AI Technologies”) including AI shopping assistants, agents and embedded checkout experiences that bypass marketplaces or intermediate the path from discovery to purchase—could replace or diminish the value of our specialized expertise and technological tools, harming our business and making our solutions less durable. It is difficult to accurately predict the adoption of new features or solutions, and related shifts in consumer behavior, and the pace and direction of these shifts may occur more quickly than we anticipate, as well as our recent rapid growth and limited experience in operating our business at its current scale, scope and complexity. Such uncertainty limits our ability to predict our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot navigate such uncertainties or are unable to successfully develop new features or solutions or to enhance our existing solutions or otherwise overcome technological challenges and competing technologies to gain market acceptance, including within AI‑driven commerce ecosystems, then our business and results of operations could be adversely affected.

We may be unable to source additional, or strengthen our existing relationships with, brand partners, and the loss of any significant brand partners would negatively impact our business.
We purchase significant amounts of products from our brand partners and there can be no assurance that our current brand partners will maintain or increase these amounts or otherwise be able to accommodate our anticipated growth or continue to supply current quantities at current prices. An inability of our existing brand partners to provide products in a timely or cost-effective manner, including as a result of low inventories or supply chain challenges, could affect our revenue and materially and adversely affect our business, financial condition and results of operations. A variety of factors outside our control, including, failure by brand partners to effectively promote products or manage regulatory changes, negative publicity or damage to our brand partners’ reputation, product recalls, deterioration in product quality, changes in consumer preferences or trends, supply chain disruptions experienced by brand partners, availability of better or more affordable alternatives or technological advancements and innovation, could negatively affect our ability to strengthen our existing relationships with brand partners. For the year ended December 31, 2025, the health and wellness category accounted for 69% of our inventory purchases. For the year ended December 31, 2025, two brand partners in the health and wellness category accounted for 17% and 17% of our inventory purchases and contributed significantly to our growth in recent periods. The loss of these or any of our other significant brand partners or any change in pricing structure or volume with brand partners, including with respect to the health and wellness category, would have a negative impact on our business, financial condition and results of operations.
In order to attract quality brand partners, we must: ensure a more seamless, consistent and low-friction collaboration model of acquiring inventory from brand partners; maintain our unique and scaled data assets; provide differentiated insights into producing traffic, conversion, price and availability insights, including by investing in and improving our AI Technologies, that we use to make data-driven decisions; provide technology that delivers brand partners a superior return on advertising spend; continue to enhance operations and fulfillment capabilities that leverage Pattern’s scale to minimize logistics and shipping costs associated with inbounding products to marketplaces; attract and retain a team of industry experts across marketing, fulfillment, customer service, brand protection and marketplace management; maintain our scale to provide comprehensive solutions across marketing, fulfillment, customer service and marketplace management on a global basis; identify and convert existing demand into sales; maintain consistent and cohesive brand positioning and customer experience across all ecommerce channels; convert one-time customers to repeat customers; continue to expand internationally, and provide high-quality customer service.
We continually seek to expand our base of brand partners and to identify new products. If we are unable to identify or enter into agreements with new brand partners or to replace the loss of any of our existing brand partners, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition and results of operations may be adversely affected. Although we have long-term agreements with certain significant brand partners that do not permit termination for convenience, a substantial portion of our brand partner agreements provide termination for convenience upon 60 days’ notice.
We rely on our brand partners’ contractual obligations to us, including with respect to reimbursing us for any advertising costs incurred in selling such brand partners’ products, performing their obligations with respect to promotions and buybacks, enforcing exclusivity provisions in our contracts, enforcing policies against unauthorized sellers and indemnifying us in connection with product recalls and liabilities. The insolvency of brand partners, including through bankruptcy, has in the past, and may in the future, impact our ability to collect amounts owed to us. We cannot control whether another seller of our brand partners’ products sells at a lower price than us or if brand partners fail to maintain a pricing or brand equity strategy across all distribution channels. If customers choose to purchase the product in another distribution channel, this could lead to lost sales revenue for us. Further, brand partners could also reduce their advertising spend at their discretion. In addition, disputes with respect to intellectual property of our brand partners could restrict our ability to list or sell the affected products on marketplaces. Any of the foregoing could materially and adversely affect our business and results of operations.
Our future success depends on the continuing efforts of our co-founders and senior management team.
Our future success depends on the continuing efforts of our senior management team, including our co-founders, David Wright, our Chief Executive Officer, and Melanie Alder, our Chief Strategy Officer. We rely on the leadership, knowledge and experience that our senior management team provides. They foster our corporate culture, which has been instrumental in our ability to attract and retain new talent. The market for such positions is intensely competitive, which could increase our costs to attract and retain talented individuals. As a result, we may incur significant costs to attract and retain executive officers and other senior management personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards.
Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers or other key employees, especially our co-founders, including due to a leave of absence for medical reasons or otherwise, or the failure by our senior management team to effectively work together or with our employees and lead our company, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and operating results. We do not maintain key man life insurance with respect to any executive officer, including our co-founders.
We depend on highly-skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including software design and programming, marketing, sales, brand management, data science, AI, operations, international commerce and other key personnel and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly with new products and brand partners and in new territories. We may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition to hiring new employees, we must continue to focus on developing, motivating and retaining our best employees across the globe, most of whom are at-will employees. If we fail to identify, recruit and integrate strategic personnel hires, our business, financial condition and results of operations could be adversely affected. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Additionally, the failure to continue hiring new personnel or the loss of any significant number of our existing key personnel could harm our business, financial condition and results of operations. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. We have a number of current employees whose equity in our company substantially vested upon the completion of our initial public offering (“IPO”), but whose equity had been restricted from trading through the completion of a lock-up period which is expected to end at the opening of trading on March 9, 2026. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. If the perceived value of our equity awards declines or experiences significant volatility (including as valuations of companies comparable to us decline due to overall market trends, inflation and related market effects or otherwise) such that prospective and existing employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. Our ability to attract, retain and motivate employees may be adversely affected by declines in the market price of our Series A common stock. Additionally, we have less experience with recruiting in geographies outside the United States and may face additional challenges in attracting and retaining international employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

We are highly dependent on the services of David Wright, our Chief Executive Officer and co-founder, and Melanie Alder, our Chief Strategy Officer and co-founder, who are married to each other. The separation or divorce of our co-founders in the future could adversely affect our business.
We are highly dependent on the services of David Wright, our Chief Executive Officer and co-founder, and Melanie Alder, our Chief Strategy Officer and co-founder, who are married to each other. If Mr. Wright or Ms. Alder were to discontinue their service to us due to death, disability or any other reason, or if they were to become separated or divorced or could otherwise not amicably work with each other, we would be significantly disadvantaged. In addition, their work performance may not be satisfactory if they become preoccupied with personal matters. Mr. Wright and Ms. Alder, through their beneficial ownership of all of our Series B common stock, together with the Series A common stock held by their affiliated co-founder trusts, control approximately 86.4% of the total combined voting power of our capital stock. Mr. Wright and Ms. Alder entered into a co-founder voting agreement in connection with our IPO pursuant to which each of them granted each other a voting proxy with respect to their individual and affiliated entities’ (other than the co-founder trusts) shares of our common stock, representing approximately 73.7% of the voting power of our common stock, and agree to vote their shares (a) in favor of the election or re-election of each of the co-founders that have been duly nominated for election or re-election as members of our board of directors at each annual or special meeting of stockholders at which directors are to be elected, (b) against the removal of each co-founder at any annual meeting or special meeting of stockholders at which any co-founder is to be removed from our board of directors and (c) at the written direction of the applicable co-founder proxy holder (as defined below) at any annual or special meeting of stockholders with respect to any other matters properly brought before such meeting for which their shares are entitled to vote. The applicable “co-founder proxy holder” shall be either Mr. Wright or Ms. Alder in alternative annual periods during which any applicable annual or special meeting is held. However, if Mr. Wright and Ms. Alder become separated or divorced, a court may refuse to enforce or terminate the co-founder voting agreement, and Mr. Wright and Ms. Alder could elect to terminate the co-founder voting agreement voluntarily at any time. As a result, if neither one of them individually controls more than 50% of the voting power of our capital stock we could lose our “controlled company” status. Further, their interests may diverge as a result of divorce or separation. In these cases, our business could be materially harmed.
If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
To remain competitive, we must continue to enhance the features of our technology. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our technology due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerable amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.
Our future success will depend on our ability to improve the function, performance and reliability of our technology. The development of new and upgraded solutions involves a significant amount of time for our research and development team, as it can take our developers months to update, code and test new and upgraded software and integrate them into our technology. The introduction of new and upgraded design features and software also involves a significant amount of marketing spending. We must also manage our existing technology, as we continually test, grow and use our technology to support the distribution of our brand partners’ products. Our revenues and competitive position could be materially and adversely affected if we fail to improve our design features or our technology.
If we are unable to accurately forecast consumer demand, manage our inventory and plan for future expenses, our business, financial condition and results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future consumer demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our brand partners based on our estimates of future consumer demand for the products we sell. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a sufficient amount of inventory and may not be able to satisfy short-term demand increases. Accordingly, if we fail to accurately forecast customer demand, we may experience excess inventory levels, a shortage of products available for sale and loss of profits. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs or the sale of excess inventory at suboptimal prices, which would cause our operating results to suffer. Conversely, if we underestimate customer demand, including as a result of unanticipated growth, our brand partners may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our brand partners’ products to our customers could result in reputational harm for our brand partners, damage our customer relationships and brand partner relationships, harm our cash flows and prospects for growth and have an adverse effect on our business, financial condition and results of operations.
While we devote significant attention to forecasting efforts, the volume, timing and value of the orders we receive are inherently uncertain. In addition, we cannot be sure growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by general global economic and business conditions and the degree of consumer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets.
We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.
We are not always able to accurately forecast our growth rate. We base our expense levels and investment plans on revenue estimates. A significant portion of our expenses and investments are fixed, and we are not always able to adjust our spending quickly enough if our revenue is less than expected. Our revenue growth may not be sustainable, and our growth rates may decrease. Our revenue and profitable growth depends on the continued growth of demand for our brand partners’ products and our solutions, and our business is affected by, among other things, general economic, business and geopolitical conditions worldwide. A softening of demand, whether caused by a weakening of the United States or global economies, may result in decreased revenue or growth.
Our sales and operating results will also fluctuate for many other reasons, including due to factors described elsewhere in this section and the following: our ability to collect, process and interpret comprehensive ecommerce and consumer data; our ability to attract and retain a global team of industry experts across marketing, fulfillment, customer service, data science, software development, marketplace compliance and marketplace management; our ability to maintain the security, reliability and integrity of our technology; timing, effectiveness and costs of expansion and upgrades to our software; the extent to which use of our technology is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages and similar events; our ability to invest in technology and infrastructure, fulfillment and shipping capabilities and other expense categories; our ability to retain and expand our network of brand partners; our ability to attract and retain mid-market brand partners; our ability to successfully expand our brand partners into new geographies; our ability to attract new brand partners in new and existing geographies, segments and verticals; our brand partners’ discretionary advertising spend allocated to the products we sell; our ability to accelerate products effectively, including by maintaining or increasing our margins, so that we are able to attract and retain brand partners without compromising profitability; our ability to enhance our software-as-a-service (“SaaS”) solutions; changes in consumer trends and preferences; the success of our geographic, solutions, product and category expansions; our ability to offer products on favorable terms and manage order fulfillment and our inventory; variations in the level of returns for the products we sell; variations in the mix of products and services we sell; a decline in category sales volume or prices of specific products or categories, including with respect to health and wellness; our ability to retain and increase sales to existing customers, including with respect to health and wellness products, attract new customers and satisfy customer demands and preferences; our ability to maintain service levels and consistent quality; changes in usage or adoption rates of the internet, ecommerce, electronic devices and web services, including outside the United States; our ability to successfully compete against our current and future competition, including the introduction of competitive ecommerce acceleration, marketplace stores, products, point software solutions, services, price decreases or improvements; shifts in consumer trends away from ecommerce to brick-and-mortar; outcomes of ongoing antitrust investigations and actions initiated against marketplaces; adoption or expansion of trade restrictions, the occurrence of a trade war or other restrictive governmental action related to tariffs or trade agreements or policies, or events that otherwise impact the movement of goods, including with respect to United States and China; our ability to comply with existing and new applicable laws and regulations, including changing tax rates and tariffs; changes in regulations or marketplace policies that restrict the sale of specific categories, including health and wellness; outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results; our ability to adjust fixed costs in a timely manner to address any unexpected revenue shortfalls, including those arising from weakened global economic conditions and negative consumer confidence regarding future economic conditions; our ability to collect amounts owed to us when they become due; new and existing technologies or industry trends which restrict online advertising, affect our ability to customize advertising or otherwise optimize our technology; our ability to maintain our unique culture of innovation, brand partner obsession and long-term thinking, which has been critical to our growth and success; our ability to secure financing, and the terms of any such financing, for our current operations and future growth;

factors affecting our reputation or brand image (including any actual or perceived inability to achieve our goals or commitments, whether related to brand partners, customers, employees or other topics), and public perceptions regarding social or ethical issues related to our development and use of AI Technologies; availability of and increases in the prices of transportation (including fuel), resources such as land, water and energy, commodities like paper, packing supplies, hardware products and technology infrastructure products, including as a result of inflationary pressures; and constrained labor markets, which increase our payroll costs.
If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support our continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, including in the Cincinnati, Ohio and Las Vegas, Nevada areas for warehouse labor. We face challenges to find and attract talent in the Lehi, Utah area, where our headquarters are located. In addition, we rely on our talent center in Pune, India to provide scalable technical support. We could face a significant increase in competition and costs to hire technical personnel in India. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and results of operations.
To support our growth, we expect to make significant sales and marketing expenditures to increase our revenue, increase awareness of our brand partners and introduce additional brand partners’ products. We expect to incur significant research and development expenses to increase the functionality of our technology. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. In the future, we may shift significant resources to SaaS solutions. Brand partners might choose to subscribe to these SaaS solutions instead of using our ecommerce acceleration solution. However, we cannot guarantee that SaaS solutions will generate sufficient revenue and profitability to offset any loss of opportunities from our ecommerce acceleration solution. Consequently, this shift could adversely affect our revenue and growth. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect.
Additionally, the growth of our business places significant demands on our management and other employees. We are required to manage relationships with a growing number of brand partners, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our customer or brand partner base. If we are unable to manage the growth of our organization effectively, our business, financial condition and results of operations may be materially and adversely affected.
We currently rely on a small number of third-party service providers to host or support a significant portion of our business, and any loss of or interruptions or delays in services from these third parties could impair the delivery of our solutions and harm our business.
We currently host and support our operations using third-party service providers, including Amazon Web Services. We also rely on a small number of third-party service providers including SaaS platforms to operate critical functions of our business, including payment processing, collection of comprehensive ecommerce and consumer data, data storage services, cloud-based data warehousing and content creation. We do not have control over the operations of the facilities of the hosting providers that we use, and these third-party operations may experience break-ins, computer viruses, denial-of-service or other cyber-attacks, sabotage, acts of vandalism and other misconduct. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, website hosting disruptions and capacity constraints. Any such limitation on the capacity of our third-party service providers could impede our ability to onboard new brand partners or expand the products offered to consumers, which could adversely affect our business, financial condition and results of operations. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our technology for any of the foregoing reasons would negatively impact our ability to perform critical business functions and could damage our reputation with consumers and brand partners, expose us to liability, cause us to lose brand partners, increase our expenses, negatively impact our ability to manage sales of our brand partners’ products and access or save data stored to the cloud, which could otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party service providers we use.
Any changes in our hosting providers’ service levels may adversely affect our ability to meet the expectations of brand partners and customers. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close their data centers without adequate notice or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premise data center or public cloud computing service. This could be time-consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our solutions and harm our reputation and brand. We may not be able to easily switch to another public cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other public cloud and data center providers are subject to the same risks. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new products may be delayed or compromised, which would have an adverse effect on our growth and business.
In addition, we rely on third parties engaged by our brand partners to prevent unauthorized sellers from distributing their products. If these third parties fail to prevent unauthorized selling or are no longer able to provide these services or fail to sufficiently provide these services, it could adversely affect our business.
We have a history of losses, and we may be unable to sustain profitability or generate profitable growth in the future.
Although we generated net income in prior periods, including net income of $16 million and $68 million for the years ended December 31, 2025 and 2024, respectively, we have experienced net losses in prior periods, including a net loss of $3 million for the year ended December 31, 2022. We may not maintain profitability in the future. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.
Our efforts to maintain and increase our profitability may not succeed due to factors such as increased costs due to inaccurate sales forecasting, inaccurate inventory forecasting and impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets. As we continue to innovate and expand our solutions, we may initially harm our profitability. In addition, as a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Further, our revenue growth may slow or our revenue may decline for a number of reasons, including those described in these “Risk Factors.”
If we fail to properly develop, invest in and manage AI Technologies used in our solutions, our business, financial condition and results of operations could be materially adversely affected.
We have incorporated, and expect in the future we will continue to incorporate, AI Technologies into our solutions. We power our solutions with AI Technologies that help us and our brand partners achieve data insights faster. For example, we leverage machine learning algorithms in certain features to aid brand partners in analyzing their product data.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying AI Technologies and there can be no assurance that the usage of, or our investments in, such AI Technologies will always be beneficial to our solutions or business, including our efficiency or profitability.
We use AI Technologies licensed from third parties to power our technology and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party technology. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business could be harmed.
The use of new and evolving technologies, including AI Technologies, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may continue to use and integrate AI Technologies into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. Development, use and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms and other harms may flow from our development, use or deployment of AI Technologies. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary data sets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI Technologies, which may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI Technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed or contains copyrighted or other protected material, and if our brand partners or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm or legal liability. Developing, testing and deploying AI Technologies may also increase our costs due to the nature of the compute power costs involved in such systems.
If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for European Union (“EU”) ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability and administrative requirements.
In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, a variety of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI, including in connection with targeted advertising and regulated sectors that may impact the services we provide to our brand partners or customers. We or our customers when using our services may need to meet various standards of data quality, transparency, monitoring and human oversight, which could introduce cost and compliance risk that could adversely affect our or our customers’ or brand partners’ use of our AI-related services.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our solutions to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.
Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of confidential, sensitive, proprietary and business and personal information (collectively, “confidential information”) and intellectual property. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations and adversely impact our business.
Significant changes in marketplace return or refund policies, our ability to recover return or refund reimbursements, brand contractual arrangements or delays in processing returns or refunds could harm our business.
Typically, marketplaces reimburse us for any loss or damage to products while those products are in marketplace control. We are responsible for the risk associated with customer product returns or refunds. However, most of our brand partners are contractually obligated to reimburse us for any products that customers damage or return, but we are responsible for billing for such reimbursements. Any change in marketplace policies, our ability to bill or recover reimbursement costs or our brand partners’ agreements with us regarding these reimbursements could adversely impact our profits. We and our brand partners would be adversely affected by an uptick in customer returns. Additionally, we are dependent on the marketplaces to track and process these reimbursements. Any deficiencies in the marketplaces’ ability to process these reimbursements could impact our profits. If product returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition and results of operations could be adversely affected.
We are subject to product liability claims when people or property are harmed by the products we sell.
Some of the products we sell expose us to product liability claims relating to personal injury, illness, death or environmental or property damage, including, but not limited to, those that may arise from off-label use, malfunctions, design flaws or manufacturing defects related to our brand partners’ products or the use of our brand partners’ products with incompatible components or systems. In addition, as we continue to expand our product mix, we may enter or create new markets which may expose us to additional product liability risks. Regardless of the merits or eventual outcome, liability claims may result in decreased demand for our current or future products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to customers, regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions, loss of revenue and the inability to sell our current or any future products.
While our agreements with brand partners stipulate that they list us as an additional insured on their insurance policies and indemnify us against all product liability claims, we also maintain our own insurance policies to cover such claims. Additionally, certain marketplaces reimburse our customers for certain product liability claims up to certain limits pursuant to their policies. Failure by third parties to fulfill their contractual obligations regarding insurance coverage and indemnification could lead to legal actions or claims against us, potentially resulting in financial losses. Additionally, we may incur expenses, or be subject to liability, related to the transportation, storage or disposal of our brand partners’ products including under any federal, state, local and foreign laws and regulations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
In addition, the Food and Drug Administration (“FDA”), does not pre-approve products or the labeling of certain products we sell, so it has not approved, nor has it reviewed or approved any claims our brand partners make related to our brand partners’ products. If the FDA or any other governmental authority were to take issue with any of the ingredients used in our brand partners’ products, the claims brand partners make about their products or other aspects of our brand partners’ product labeling, such as components of their facts panel, or require that they change or cease making certain claims or otherwise alter marketing strategy, we may be unable to sell our inventory and we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.
The illegal distribution and sale by third parties of counterfeit versions of our brand partners’ products or the unauthorized diversion by third parties of our brand partners’ products could have an adverse effect on our revenue and a negative impact on our reputation and business.
Third parties have in the past and may in the future illegally distribute and sell counterfeit versions of our brand partners’ products. These counterfeit products may be inferior in terms of quality and other characteristics compared to our original products and the counterfeit products could pose safety risks that our original products would not otherwise present to consumers. Consumers could confuse counterfeit products with brand partners’ original products. All of these events, separate or combined, could damage or diminish the image, reputation or value of us and our brand partners and cause customers to refrain from purchasing the products we sell in the future, which could adversely affect our reputation, business, financial condition and results of operations.
Our business depends on our ability to successfully drive digital traffic to our product listings on marketplaces. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to customer expectations, which could materially adversely affect our business, results of operations and growth prospects.
Maintaining and enhancing our product listings is critical in expanding and growing our business. However, consumers perceive our performance not only based on our listing but also based on third parties outside of our control, including brand partners, third-party delivery agents and marketplaces.
Customer complaints or negative publicity about the products we sell, delivery times, data handling and security practices, customer support or marketing strategies, even if not accurate, especially on blogs, social media websites and marketplaces, could rapidly and severely diminish customers’ view of our product listings and result in harm to our brand partners and our brand. Third parties have in the past and may in the future disseminate false, deceiving and harmful rhetoric about our business. Customers may also make safety-related claims regarding products sold through marketplaces, which may result in the temporary or permanent removal of product listings from marketplaces. We have from time to time experienced such removals, and such removals may materially impact our financial results depending on the product listing that is removed and length of time that it is removed.
Our inability to accurately predict customer demand or effectively optimize and manage our logistics and customer service operations could lead to either excess or insufficient capacity, increased costs and potential impairment charges, all of which could materially harm our business. As we expand our logistics and customer service capabilities or introduce new products with varying requirements, the complexity of our operations increases, making them more challenging to manage. We cannot guarantee that we will be able to maintain operational efficiency as we scale.
If we fail to offer high-quality customer support or are unable to achieve or maintain a high level of customer satisfaction, demand for our brand partners’ products could suffer.
We believe that our future revenue growth depends, in part, on our ability to provide customers with quality service that meets or exceeds our customers’ evolving needs and expectations, and is conducive to our ability to continue to sell our brand partners’ products to customers. The importance of high-quality customer support will increase as we expand our business. We are not always able to provide our customers with this level of service, and our customers occasionally encounter challenges in our customer support, including as a result of human error, outages, errors or bugs in our technology or third-party software. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about the products and our solutions. As we continue to grow our business and improve our solutions, we will face challenges related to providing quality support at an increased scale. If we do not help our customers quickly resolve issues and provide effective ongoing support or are unable to achieve or maintain a high level of customer satisfaction, we could experience more complaints from customers, brand partners ending their relationship with us, lower than expected repeat purchases, disputes and additional costs or negative publicity, any of which could have an adverse effect on our business, financial condition and results of operations.
We rely on third-party transportation vendors, last mile carriers and marketplaces to ship and deliver our customers’ orders.
We rely on third parties, such as our transportation vendors, last mile carriers and marketplace fulfillment networks, to deliver products to our customers. Shortages of transportation vessels, transportation disruptions or other adverse conditions in the transportation industry due to shortages of pilots and truck drivers, strikes, slowdowns, piracy, terrorism, disruptions in rail service, closures of shipping routes, unavailability of ports and port service for other reasons, increases in fuel prices, adverse weather conditions, human-caused disasters or accidents, local and federal regulations, taxes, license and registration fees, insurance premiums, geopolitical events and security issues, labor or trade disputes or other adverse changes related to such third-party services could increase our costs and disrupt our operations and our ability to deliver products to our customers on the timing they expect or at all. Further, we rely on the business continuity plans of these third parties to maintain operations during such events, but we have limited control over their plans. As a result, we may be unable to prevent delays, cost increases or disruptions caused by reduced availability, capacity constraints or heightened safety measures. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities. The failure of our shipping partners to provide quality customer service when delivering products to us or our customers could negatively impact our business and operating results.
Our success will also depend, in part, on our ability to build and maintain relationships with these vendors and marketplaces on commercially reasonable terms. For example, we rely on marketplaces for fulfillment and delivery of many of our brand partners’ products to customers. Our agreements with brand partners generally require our brand partners to cover increases in marketplace fulfillment fees, which marketplaces have previously changed, and can in the future change, in their discretion. If marketplace fulfillment fees materially increase and our brand partners fail to meet their obligation to cover these costs, our margins would be negatively impacted. If we are unable to build and maintain such relationships on commercially reasonable terms, we may need to procure alternatives, which may be time consuming, costly or result in disruptions in our business or increased costs to our brand partners. Even if we are able to build and maintain such relationships, if these third parties are unable to deliver their services on a timely basis, customers and marketplaces could become dissatisfied, which would adversely affect our revenue, reputation and business.
For international operations, in certain countries we rely on third-party logistics and cross-docking partners to collect, sort and prepare for cross-border shipping of brand partners’ products. We may generally employ a single provider of cross-docking services in our outbound markets to the extent the number of alternative providers and minimum volume requirements imposed by such providers are relatively low. Our ability to ship products in a timely manner is dependent on our ability to secure third-party logistics and cross-docking services and in the event that we cannot secure them in specific geographies or are unable to secure them at competitive prices or with adequate service reliability and availability, our operations may be adversely affected. Moreover, if a third-party logistics or cross-docking service provider fails to provide the service, our operations will be adversely affected until such time that we are able to shift to an alternative provider.
Any of the foregoing operational disruptions to our transportation vendors, our inability to negotiate competitive rates with such vendors or our inability to switch to alternative vendors could adversely affect our business.
The variability in our business places increased strain on our operations.
Demand for the products we sell can fluctuate significantly for many reasons, including as a result of seasonality, holiday season and other peak events, promotions, product launches, advertising spend or unforeseeable events, such as in response to global economic conditions including recessionary fears or rising inflation, natural or human-caused disasters, extreme weather or geopolitical events. Our failure to stock or restock products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. In addition, we may be unable to adequately staff our logistics network and customer service centers during these peak periods and may be unable to meet the seasonal demand. Risks described elsewhere relating to logistics network optimization and inventory are magnified during periods of high demand.
We rely on our brand partners to fund the advertising of the products we sell. As a result of fluctuations in marketing budgets in the beginning of the fiscal year or from quarter to quarter, some brand partners may not be able to allocate proper funds to advertising spend which could result in lower sales of the product.
We may not be able to compete successfully against current and future competitors.
We face competition in various aspects of our business and we expect such competition to grow in the future. Ecommerce is highly competitive and brands have a number of options to execute their ecommerce strategy. Brands could grow their ecommerce business themselves, marketplaces could directly offer brands’ products and existing tools and service providers could focus on implementing an ecommerce acceleration model. Other third-party sellers may secure better terms from our brand partners, adopt more aggressive pricing, undercut retail prices in an effort to increase their market share and devote more resources to technology, infrastructure, fulfillment, advertising and marketing. In addition, other third-party sellers may leverage their distribution networks, or brands could engage in direct sales on marketplaces, allowing them to implement more aggressive pricing strategies and offer more attractive sales terms. This could cause us to lose sales opportunities or force us to sell our inventory at lower prices. The internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller or lesser-known businesses to compete against us. As a result, our potential competitors may be able to develop products and services that may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies or regulations. Our business model may not be successful, we may fail to gain or may lose business and we may be required to increase our spending or lower prices to remain competitive. If we cannot compete successfully against current and future competitors, our business, results of operations and financial condition could be negatively impacted.
Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. Further, shifts in consumer trends away from ecommerce to brick-and-mortar could adversely affect our revenue and growth. In addition, new and enhanced technologies, including applications of AI and machine learning, may in the future influence brand partners to choose to develop their own solutions and no longer rely on us for distribution of their products.
We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.
We procure third-party insurance policies to cover various operations-related risks, including products liability, cargo liability, workers’ compensation, cybersecurity and data breaches, directors’ and officers’ liability and general professional liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks, and we may have to pay high premiums, co-insurance, self-insured retentions or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, high premiums or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.
We are subject to local laws, rules and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Any failure or perceived failure by us to comply with existing or future local laws, rules and regulations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules and regulations relating to insurance coverage could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs and disrupt our business.
Our business suffers when we are unsuccessful in making, integrating and maintaining acquisitions and investments.
We have acquired and invested in a number of companies and we may in the future acquire or invest in or enter into joint ventures with additional companies. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•difficulties in retaining vendors, brand partners and customers, as applicable, of an acquired company;
•challenges with integrating the brand identity of an acquired company with our own;
•disruptions to our ongoing business, diversion of resources, increases to our expenses and distraction of our management;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•negative impacts to our financial results as a result of incurring charges or assuming substantial debt or other liabilities, adverse tax consequence or unanticipated accounting treatment, exposure to claims and disputes by stockholders and third parties;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices or employee or user issues;

•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition and results of operations could be adversely affected.
Our results of operations may be adversely affected by changes in foreign currency exchange rates.
Our operations and customer base are currently concentrated in the United States. Therefore, we currently have limited foreign currency diversification and exposure. However, our foreign currency diversification and exposure may increase as international sales of our brand partners’ products increase over time. As a result, our revenue and profits generated by any non-U.S. operations may fluctuate from period to period as a result of changes in foreign currency exchange rates. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenue and profits we derive from our non-U.S. operations and adversely affect our business.
We may also seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging arrangements. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. There can be no assurances that our hedging or other strategic techniques will mitigate the risks associated with such fluctuations, and our currency exchange rate risk management activities could expose us to substantial losses if such rates change materially from what we expect.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could harm our business. We may sell Series A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our Series A common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Series A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Restrictions in our revolving credit facility could adversely affect our operating flexibility.
Our revolving credit facility provides for non-amortizing revolving loans in the aggregate principal amount of up to $150 million, and with an additional option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00% and matures in September 2030. Our revolving credit facility limits our ability to, among other things:
•incur additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and

•transfer, sell or otherwise dispose of assets.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants: (i) a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and (ii) a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00. The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility could adversely affect our business, financial condition and results of operations. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility is accelerated, our assets may be insufficient to repay such amounts in full, and holders of our Series A common stock could experience a partial or total loss of their investment. As of December 31, 2025, we had no outstanding borrowings under our revolving credit facility and were in compliance with the financial covenants thereunder. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our international operations subject us to additional costs and risks that can adversely affect our business, financial condition and operating results.
Brand partners utilize our platform to power their ecommerce acceleration across more than 100 countries and we have offices across North America, Asia, Australia and Europe. International operations and further expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. In certain international markets we have relatively limited operating history, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources.
In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:
•local and political conditions;
•restrictive governmental actions (such as trade protection measures, including export duties, economic sanctions, quotas, custom duties, tariffs, penalties, sanctions and restrictions around the import and export of certain products, technologies and components). For example, imposition of higher tariffs on goods imported to the United States, including from Mexico, Canada and China, could affect our growth;
•Nationalization and restrictions on foreign ownership, including in China and Germany, could make expansion into those markets more difficult;
•laws and regulations regarding privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, discounting, product labeling, environmental safety, payments, advertising, labor and competition;
•business licensing or certification requirements, such as for imports, exports, web services and electronic devices;
•restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services and content, including uncertainty as a result of less internet-friendly legal systems, local laws, lack of legal precedent and varying rules, regulations and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
•potential complications in enforcing contracts and collections;
•shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
•difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;
•limited fulfillment and technology infrastructure;
•lower levels of use of the internet;

•lower levels of consumer spending and fewer opportunities for growth compared to the United States;
•increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;
•different employee/employer relationships and the existence of works councils and labor unions;
•varied labor and employment laws, including those relating to termination of employees. For example, stricter laws for foreign employers in India could make it difficult for us to provide scalable technical support;
•compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
•laws and policies of the United States and other jurisdictions affecting trade, foreign investment, loans and taxes for cross-border transactions;
•increased costs of funding loss-making international subsidiaries;
•increased administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security in China and the EU;
•increased financial accounting and reporting burdens and complexities;
•concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate;
•administrative difficulties, costs and expenses related to various local languages, cultures and political nuances; and
•terrorism, wars and geopolitical instability, including the Ukraine war, the continued uncertainty surrounding the conclusion of the Israel-Hamas war and the broader conflict in the Middle East.
Risks Related to Legal, Regulatory and Compliance
We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls and other adverse actions.
We are subject to a broad range of federal, state, local and foreign laws and regulations including those intended to protect public and worker health and safety, natural resources and the environment. Our operations are subject to regulation by various agencies, including the Occupational Safety and Health Administration, the FDA, the Department of Agriculture, the Federal Trade Commission, the Department of Justice, including the Antitrust Division, the European Commission, and other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our brand partners’ products, including food safety standards and pricing and competition. In addition, we and our brand partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future. Authorities may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. We may incur (directly or indirectly) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities or costs of compliance with any such laws and regulations could materially and adversely affect our business, financial condition and results of operations. In addition, changes in these laws and regulations could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct and compromise our growth strategy. As our business matures and we expand geographically and into different product categories, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.
Political, economic and financial instability and changes in international trade and investment policies, tariffs or economic sanctions, particularly with respect to the United States and China, could have a material impact on our business, financial condition and results of operations.
Political and economic instability, the financial instability of brand partners, brand partners’ ability to meet our standards, labor problems experienced by brand partners, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation and other factors relating to our brand partners are beyond our control and may affect our ability to efficiently obtain products from our brand partners, or to obtain those products at all. For example, in the past our in-stock rates were negatively affected due to increased shipping lead times and delays in importing goods into the United States due to disruptions in global shipping routes and labor strikes affecting ports.
A decrease in the level of imports to and exports from China could have a material impact on our business, financial condition and results of operations. Rising trade and political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between China and other countries, which would have an adverse effect on global economic conditions, the stability of global financial markets and international trade policies. It could also adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our global expansion, our financial condition and results of operations.
There is significant uncertainty as to the potential actions of the U.S. government with respect to international trade policy and the impact of tariffs, particularly with respect to trade between the United States and China. Changes to historical U.S. trade policy have increased tariffs on imports, in some cases significantly, and have altered historical U.S. trade arrangements. For example, in April 2025, the U.S. government imposed broad new tariffs, including a baseline tariff of 10% on all imports, plus additional country-specific tariffs. The European Union and certain countries, including China and Canada, have threatened or imposed retaliatory measures. The related geopolitical uncertainty between the United States and its trading partners, may cause decreased demand for the products we sell or increase the cost to us of our brand partners’ products, which could have a material impact on our business, financial condition and results of operations. For example, consumers may respond to the imposition of tariffs or threat of tariffs on the products we sell by purchasing alternative products at a lower price. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of our brand partners’ products, could harm our ability to sell brand partner products at prices consumers are willing to pay, which could have a material impact on our business, financial condition and results of operations. It remains unclear what additional, new or different actions, if any, will be taken by the United States, China or other governments with respect to international trade agreements, the imposition of tariffs, the erection of barriers to trade, tax policy related to international commerce or other trade matters. The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies could materially impact our sales and profitability. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of consumer demand. Future actions or escalations by either the United States or its trading partners that affect trade relations could also negatively affect our business and/or that of our brand partners, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
We also are unable to predict whether any of the countries in which our brand partners’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas could increase the cost or reduce the supply of merchandise available to our customers and adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our brand partners’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.
Additionally, we are subject to economic sanctions laws and regulations, including those administered by the U.S. Departments of State, Commerce, and Treasury. Economic sanctions could result in restrictions on shipment of our brand partners’ products or otherwise on doing business with our brand partners or other persons, which could have a material adverse effect on our business. Recent U.S. laws restricting investment in Chinese companies or on personal data transfers to certain persons or entities, including Chinese companies, could adversely affect our business. Moreover, a determination by a government that we have failed to comply with trade sanctions, investment, anti-bribery, or other laws or regulations can result in penalties which may include fines, penalties, or seizure of products, or loss of reputation, any of which could have an adverse effect on our business.
We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the FCPA, U.S. domestic bribery laws and other anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to market our solutions and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of anti-corruption laws, for which we may be ultimately held responsible, or that we will be able to timely detect such actions. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from our senior management team. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputation harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Government regulation of the internet, mobile devices and ecommerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition and results of operations.
We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet, mobile devices and ecommerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, ecommerce or other online services, increase the cost of providing online services, require us to change our business practices or raise compliance costs or other costs of doing business. These evolving regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, mobile, electronic contracts and other communications, consumer protection and the characteristics and quality of our brand partners’ products. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes and personal privacy apply to the internet and ecommerce. In addition, in the future, it is possible that foreign government entities in jurisdictions in which we seek to expand our business may seek to or may even attempt to block access to marketplaces on which we sell or our website. Negative developments regarding trademark law and other property rights may result in our brand partners’ inability to maintain adequate enforcement of rights against unauthorized sellers. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition and results of operations.
We and our business partners and service providers may be subject to a variety of privacy and data security laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to significant fines and other penalties and otherwise harm our business, financial condition and operations.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy and security laws (collectively, “personal information”). The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, several jurisdictions, including those in which we operate or collect personal information, have established their own data privacy and security frameworks with which we must comply. For example, in the United States, numerous federal and state laws and regulations, including state data breach notification laws, marketing/advertising laws, and federal and state consumer protection and data privacy and security laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act (“CCPA”) and similar laws in other states), that govern the collection, use, disclosure and protection of personal information, apply to our operations and the operations of our business partners and service providers.
The CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, and, amongst other requirements, establishing robust data privacy rights for California residents, imposing significant transparency obligations on covered businesses and requiring CCPA-compliant contracts between covered businesses and their service providers. It also provides for civil penalties for violations, and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition to the CCPA, similar privacy and data security laws have been enacted or proposed in numerous other states as well as in the U.S. Congress. These laws impose similar, additional and, in some cases, more restrictive requirements than the CCPA created. Such legislation adds additional complexity, variation in requirements, restrictions and potential legal risk, requires additional investment of resources in compliance programs, impacts strategies and could result in increased compliance costs and/or changes in business practices and policies. Certain states have also passed laws regulating specific aspects of privacy. For example, the State of Washington passed a law regulating health information, including inferences about consumer health derived from non-sensitive information, and other states have passed stringent privacy laws addressing a wide range of topics, including data brokers, data about kids and teens, automated decision making, targeted advertising and the collection and use of biometric information. The existence of data privacy and security laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These various data privacy and security laws may impact our business activities, including relationships with business partners and ultimately the marketing and distribution of our brand partners’ products. State laws are changing rapidly, and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
Moreover, laws, regulations and standards covering marketing, advertising and other activities conducted by telephone, email, mobile devices and the internet may be or become applicable to our business, such as the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. There is also growing and significant litigation under such laws, which could impact us if our business is perceived to be out of compliance.
In addition, brand partners utilize our platform to power their ecommerce acceleration across more than 100 countries and we must also address privacy and data protection requirements from other jurisdictions outside of the United States. Outside the United States, an increasing number of laws, regulations and industry standards apply to data privacy and security, including the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR” and together with the EU GDPR, “GDPR”), which impose strict requirements for processing personal data. Violators of these laws face significant penalties. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under EU GDPR/17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In conducting our business, we may transfer personal information from the EU, the UK and other jurisdictions to the United States or other countries. The GDPR and other laws impose requirements on the transfer of personal information to other countries. In particular, the GDPR has significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have adopted or may adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information to the United States under the GDPR, such as the EU GDPR’s standard contractual clauses, the UK GDPR’s International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework (“Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States and other third countries.

If there is no lawful manner for us to transfer personal information from various jurisdictions, including the EU and UK, to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information, as well as other adverse consequences. In particular we may be unable to import personal data to the United States and other third countries in which we operate, which could significantly and negatively impact our business operations. Additionally, companies that transfer personal information out of the EU and UK to other jurisdictions, particularly to the United States, may be subject to increased scrutiny from regulators, individual litigants and activist groups.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. Beyond the United States and Europe, we face challenges of privacy and data protection laws in numerous jurisdictions in which we operate, including China which has a stringent privacy, cyber and data protection regulation. Most notably, the Personal Information Protection Law of China (“PIPL”) was adopted on August 20, 2021, and went into effect on November 1, 2021. Similar to the GDPR, the PIPL calls for extraterritorial application, data minimization, data localization and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. In addition, the PIPL has certain requirements that must be met before data can be transferred across border.
In addition to legislative and regulatory frameworks we are subject to governing the processing of personal information, we are also contractually subject to data privacy and security obligations. Moreover, we publish privacy policies, marketing materials and other statements regarding data privacy and security. If we fail to abide by our contractual obligations or these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Legislative and regulatory, contractual and other obligations related to data privacy and security (and data privacy expectations from our business partners and constituencies) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems and data processing practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by one of our third-party service providers to comply with applicable law, regulations or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others.
If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and even criminal penalties for company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class-action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to, loss of brand partners or customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our solutions, expenditure of time and resources to defend any claim or inquiry, adverse publicity or revision or restructuring of our operations.

If we or our third-party providers fail to protect confidential information and/or experience data security incidents, breaches or compromises, there may be damage to our brand and reputation, financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these technology systems, but also rely on third parties for a range of systems and related products and services. We also collect, process, store and transmit large amounts of data, including confidential information.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our technology systems and confidential information. Threat actors, including nation-states and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks through diverse attack vectors such as social engineering/phishing, malware (including ransomware), attacks enhanced or facilitated by AI, business email compromises, malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) software or solutions. Due to the current geopolitical environment, we and our brand partners are at heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our brand partners’ products. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of confidential data and income, reputational harm and diversion of funds.
We rely upon email and other electronic means of communication to connect with customers. Our brand partners or customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our brand partners’ or customers’ computers, smartphones, tablets or other devices. Spoofing and phishing may damage our brand and increase our costs, and we have experienced incidents related to phishing, though these incidents have not been material to date. Any failure to mitigate the effectiveness of such malicious activity in the future could damage our brand or increase our costs.
We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email and other communication, content delivery to customers, back-office support and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may themselves inappropriately access such confidential information or may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the confidential information they process on our behalf, which could harm our reputation or adversely affect our business. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data security-related liability to them or be sufficient to allow us to obtain indemnification or recovery from them for privacy or data security-related liability that they cause us to incur.
Remote work has become more common and has increased risks to our information technology systems and confidential information as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices. There is no guarantee that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. Additionally, future or past business transactions (such as acquisitions or integrations) have exposed and may in the future expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We and certain of our third-party providers have in the past, and may in the future experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents or avoid a material adverse impact to our technology systems, data or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective.
Any adverse impact to the availability, integrity or confidentiality of our technology systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations and financial condition. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
To the extent we, or our service providers on our behalf, accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard, issued by the Payment Card Industry Security Standards Council. The Payment Card Industry Data Security Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content and adversely affect our ability to compete effectively.
Our success depends to a significant degree on our ability to secure, maintain, protect and enforce our intellectual property rights in our proprietary technology, know-how and our brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements with our brand partners, employees, affiliates, strategic partners, marketplaces and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, dilution or other violations of our intellectual property rights. We make business decisions about when and where to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that our applications for patents will be granted, and even if they are, that the resulting patents will be of sufficient scope to provide meaningful protection. Further, even if we obtain adequate intellectual property protection, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our patents and other intellectual property rights. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Further, effective patent, trademark, copyright and trade secret protection may not be available to us or in every jurisdiction in which we offer or intend to offer our brand partners’ products and our technology. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and adversely affect our ability to compete effectively. Third parties may challenge the validity, enforceability, registration, ownership or scope of our intellectual property rights and defending against any such claims could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations and financial condition.
Further, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. Given the long history of development of AI Technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI Technologies.
We may use generative AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
If we fail to adequately protect our intellectual property rights, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical solutions or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents, or even if issued, that such patents would be of sufficient scope to provide meaningful protection. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents we have or may obtain, or that are licensed to us now or in the future, may not provide us with competitive advantages or may be successfully challenged by third parties. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and technology capabilities and use information that we regard as proprietary to create solutions that compete with ours. The value of our trademarks could be diminished if others assert rights in or ownership of our trademarks, or if they use and assert rights in trademarks that are similar to our trademarks. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions and technology capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.
In order to protect and defend our intellectual property rights, we may be required to spend significant resources to monitor for infringement and to enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions and technology capabilities, impair the functionality of our solutions and technology capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions or injure our reputation.
We may not be able to successfully halt the operations of copycat websites or the infringement or misappropriation of intellectual property rights in Pattern, or elements or functionality embodied therein, including, but not limited to, our digital catalog. However, we may not be able to detect all such activities in a timely manner and, even if we do, we cannot guarantee that our efforts to protect and enforce our intellectual property rights will be successful. Regardless of whether we can successfully enforce our rights against these websites or third parties, any measures that we may take could require us to expend significant financial or other resources.
We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, require us to indemnify our brand partners or third-party service providers, materially disrupt the conduct of our business and have a material and adverse effect on us and our brand partners and result in the payment of substantial damages or injunctions against us or require us to enter into costly royalty or licensing agreements, if available. Additionally, there can be no assurance that favorable outcomes will be obtained. Any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our business, financial condition and results of operations. We may need to obtain licenses from, or enter into royalty arrangements with, third parties who allege that we have infringed their rights, but such licenses or arrangements may not be available on terms acceptable to us or at all. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. As a result, these claims could materially and adversely affect our business, financial condition and results of operations.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.pattern.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks, trade names or service marks. Protecting, maintaining and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition and results of operations.
Our technology makes use of open source software components, and a failure to comply with the terms of the underlying open source software licenses could negatively affect our ability to use our technology and subject us to possible litigation.
Our technology incorporates and is dependent, to a significant extent, upon the use of open source software, and we intend to continue our use of open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements, depending on how the licensed software is used or modified, that we offer our proprietary software that incorporates the open source software for little or no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. This could enable our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of our competitive advantage. Further, if an author or other third-party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the use of our technology that contained or are dependent upon the open source software and required to comply with the foregoing conditions, which could disrupt the use of our technology and ultimately the sale of our brand partners’ products. Litigation could be costly for us to defend, negatively affect our operating results and financial condition or require us to devote additional research and development resources to change our technology. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our technologies. Any requirement that we make available source code for modifications or derivative works we create based upon incorporating or using open source software or that we license such modifications or derivative works under the terms of open source licenses, could be harmful to our business, financial condition or results of operations and could help our competitors develop platforms that are similar to or better than ours. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations, which could disrupt and adversely affect our business.

In addition to risks related to license requirements, usage and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, controls on the origin or development of the software, remedies against the licensors or other contractual provisions regarding infringement claims or the quality of the code. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.
Although we believe that we have complied with our obligations under the various applicable licenses for open source software, it is possible that we may not be aware of all instances where open source software has been incorporated into our software or used in connection with our solutions or our corresponding obligations under open source licenses. Additionally, even though we have implemented certain tools and policies to monitor the use, compliance and incorporation of open source software into our solutions, we cannot be certain that we have not incorporated open source software in the solutions we offer in a manner that is inconsistent with such tools and policies. To the extent that we are required to disclose the source code of certain of our software developments to third parties, including our competitors, in order to comply with applicable open source license terms, such disclosure could harm our intellectual property position, competitive advantage, results of operations and financial condition. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations and solutions, which could disrupt and adversely affect our business.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Series A common stock.
We are not currently required to comply with the SEC rules that implement Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. We are required to disclose changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis.
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, as our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In addition, prior to completing our internal control assessment under Section 404, we may become aware of and disclose material weaknesses that will require timely remediation. Due to our significant growth, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Series A common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.

Operating as a public company requires us to incur substantial costs and requires substantial management time and attention.
As a public company, we have incurred, and will continue to incur, substantial legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, as amended (“Exchange Act”), the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules, the regulations of the SEC and Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States. Compliance with these requirements has increased, and will continue to increase, our legal and financial compliance costs and will continue to make some activities more time-consuming.
Our management and other personnel devote substantial time to the reporting and other requirements of being a public company. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.
Changes in tax law may adversely affect us.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Series A common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our Series A common stock.
Our business may be subject to sales and other taxes.
The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours and marketplaces is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business or to marketplaces’ businesses. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate ecommerce. New taxes could also require us or marketplaces to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could make selling in marketplaces less attractive and more costly for us, which could adversely affect our business.
Our ability to use tax attributes to offset future taxable income for tax purposes is subject to limitation and risk that could limit our ability to utilize such attributes.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts in stock ownership may be outside our control). As a result, our ability to use any pre-change tax attributes (including any NOLs and tax credits) to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. Further, there is a risk that due to changes to the Code, regulatory changes or other unforeseen reasons, our existing tax attributes could expire or otherwise become unavailable to offset future income tax liabilities. As a result, we may currently or in the future be unable to use a material portion of our tax attributes. Furthermore, any state or local level credits or incentives (or carryforwards thereof) anticipated by us may become unavailable due to a change in eligibility, a change in circumstances, a change of law or otherwise, and will not be available to reduce future tax liabilities.
Litigation could have a material adverse effect on our business and results of operations.
Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
Additionally, as a result of disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties.
Risks Related to Our Corporate Structure
We are a “controlled company” under the corporate governance requirements of Nasdaq, and intend to avail ourselves of certain reduced corporate governance requirements.
As a result of our dual series common stock structure and the co-founder voting agreement between the co-founders, our co-founders collectively hold a majority of the voting power of our outstanding capital stock. Therefore, we are considered a “controlled company” as that term is set forth in the corporate governance requirements of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating or corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that its director nominees be selected or recommended by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, and an annual performance evaluation of the committee; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and an annual performance evaluation of the committee.
We intend to continue to utilize certain of these exemptions. For example, our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
The dual series structure of our common stock and the existing ownership of capital stock by our co-founders and their affiliates have the effect of concentrating voting control with our co-founders and their affiliates for the foreseeable future, which will limit your ability to influence corporate matters.
Our Series B common stock has twenty votes per share, and our Series A common stock, which is the stock we offered in our IPO, has one vote per share. Given the greater number of votes per share attributed to our Series B common stock, as of December 31, 2025, our co-founders, who beneficially own all shares of our Series B common stock, together with the Series A common stock held by their affiliated co-founder trusts, collectively beneficially own shares representing approximately 86.4% of the voting power of our outstanding capital stock. Consequently, the holders of Series B common stock collectively control a majority of the voting power. Further, as of December 31, 2025, our co-founders and their affiliated co-founder trusts collectively own shares representing approximately 54.7% of the economic interest and 86.4% of the voting power of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, own shares representing approximately 73.0% of the economic interest and 91.9% of the voting power of our outstanding capital stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Series A common stock. Additionally, the holders of our Series B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Series B common stock are also be entitled to a separate vote in the event we seek to amend our amended and restated certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Series B common stock in a manner that affects its holders adversely. Future transfers by holders of Series B common stock will generally result in those shares converting on a 1:1 basis to Series A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Series B common stock who retain their shares in the long-term. In addition, future issuances of our common stock, particularly to our co-founders, would further dilute the voting power of holders of our Series A common stock and could increase the voting power of our co-founders. Future issuances of Series A common stock or Series B common stock to our co-founders could also delay the sunset of the dual series structure of our common stock by increasing the number of shares that they hold, thus preventing or delaying the Triggering Event (as defined in our amended and restated certificate of incorporation) related to the continued ownership of a certain amount of our securities.
Risks Related to Ownership of Our Series A Common Stock
We cannot predict the effect our dual series structure may have on the market price of our Series A common stock.
We cannot predict whether our dual series structure will result in a lower or more volatile market price of our Series A common stock, in adverse publicity or other adverse consequences. Certain investors, including large institutional investors, may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. In addition, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple class share in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our dual series structure of our common stock would make us ineligible for inclusion in any of these indices. As a result, the market price of our Series A common stock could be materially adversely affected.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and limit the trading price of our Series A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring hostile takeovers and delaying or preventing a change in control of our board of directors or management team. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that, except with regard to directors nominated by Mr. Wright and Ms. Alder, vacancies on our board of directors shall be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;
•provide that our directors can be removed for cause only, once Mr. Wright and Ms. Alder no longer controls 50% of the voting power of our capital stock;
•provide that, once Mr. Wright and Ms. Alder no longer controls 50% of the voting power of our capital stock, any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;
•specify that, once Mr. Wright and Ms. Alder no longer control 50% of the voting power of our capital stock, special meetings of our stockholders can be called only by our board of directors or the Chairman of our board of directors (prior to such time, special meetings of our stockholders shall be called by our board of directors, the Chairman of our board of directors or our Secretary at the request of our co-founders who collectively hold more than 50% of the voting power of our outstanding capital stock);
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•provide that the board of directors is expressly authorized to alter or repeal our amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of the voting power of our outstanding shares of common stock can elect all directors standing for election;
•provide for a dual series common stock structure which will provide our co-founders with significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or assets; and
•contain advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors at our annual meeting of stockholders.
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”) may deter, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, asset sales or other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” for additional information.
Our amended and restated bylaws designate specific courts as the sole and exclusive forum for certain disputes that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any current or former director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act and the respective rules and regulations promulgated thereunder (“Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court and other state courts have upheld the validity of the federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders and could negatively affect our results of operations.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. For example, during the year ended December 31, 2025, stock-based compensation expense was $97 million. Prior to our IPO, the Company granted RSUs to employees that vested upon the satisfaction of both service-based and performance-based vesting conditions. In September 2025, we completed our IPO, which satisfied the performance-based vesting condition. Subsequent to our IPO, any unvested RSUs subject to both the service-based and performance-based vesting conditions will vest as the service-based vesting condition is met over the remaining period. As a public company, our RSUs are only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.
Sales of substantial amounts of our Series A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Series A common stock to decline.
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could significantly reduce the market price of the shares of our Series A common stock and the market price could decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of December 31, 2025, we had 8 million RSU awards outstanding. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series A common stock subject to RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
Moreover, certain of our stockholders have certain rights to require us to file registration statements in the United States covering their shares or to include their shares in registration statements or prospectuses that we may file for ourselves or on behalf of other stockholders.
Further, we cannot predict the size of future issuances of our Series A common stock or the effect, if any, that future issuances and sales of our Series A common stock will have on the market price of our Series A common stock. Sales of substantial amounts of our shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our Series A common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our securities. We do not have any present intention to pay cash dividends on shares of our Series A common stock, and we do not anticipate paying any cash dividends on shares of our Series A common stock in the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. As a result, stockholders must rely on sales of their Series A common stock after price appreciation as the only way to realize any future gains on their investment.
Our IPO occurred in September 2025. As such, there has only been a public market for our Series A common stock for a short period of time. The trading price of our Series A common stock may continue to be volatile, which could cause the value of your investment to decline.
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile. The trading price of our Series A common stock is likely to continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Series A common stock since you might be unable to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the trading price of our Series A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•number of shares of our Series A common stock made available for trading;
•sales of shares of our Series A common stock by us or our stockholders;
•changes in the pricing of our solutions;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new solutions, services, products or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business in the United States or globally;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as pandemics, natural disasters or responses to these events.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we provide guidance via public disclosure regarding our projected business or financial performances. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this section, some or all of which are not predictable or within our control.

Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise, except as may be required by law. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performances, and we cannot assure you of the reliability of any such information even if it is attributed directly or indirectly to us.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Series A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If we fail to maintain sufficient securities analyst coverage of us, the trading price for our Series A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
General Risk Factors
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We believe that an important contributor to our success to date has been our corporate culture, which we believe fosters innovation, teamwork and passion for our brand. Other than our executive officers, as a result of our growth, most of our employees have been with us for fewer than two years. As we continue to grow and develop the infrastructure of a public company, we must effectively integrate, develop and motivate a growing number of new employees, including employees in international markets. As a result, we may find it difficult to maintain important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
The effects of natural disasters, terrorism, acts of war and public health issues may adversely affect our business.
Natural disasters, including earthquakes, hurricanes, floods and tornadoes could affect warehouse operations and the products we sell. Our operations, including warehouse operations, may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, vandalism and similar events. If our warehouses were affected by such disasters, we would incur substantial losses. While many of these losses may be recoverable through our insurance policies, our revenues could be affected in the short term as a result. In addition, acts of terrorism, acts of war and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from brand partners for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our brand partners’ operations, our operations, marketplaces’ operations, our customers or consumer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all our locations, which could have a material adverse effect on our business, financial condition and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on customer purchases of our brand partners’ products.
Climate change may have a long-term impact on our business.
We recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary office locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger currently has a low-assessed risk of disrupting our normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the critical infrastructure of the United States and other major regions, have the potential to disrupt our business, our brand partners and/or marketplaces, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change and our response to any of the same, may result in increased costs, divert attention from management, and negatively impact our business, financial condition and results of operations.
Our cash could be adversely affected if the financial institutions in which we hold our cash fail.
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company has implemented a robust and dynamic cybersecurity risk management program that is integrated into its overall enterprise risk management (ERM) framework. This program is designed to assess, identify and manage material risks from cybersecurity threats that could potentially affect the confidentiality, integrity, or availability of our information systems and data. Our primary goal is to ensure the reliability and security of our operations and the data we process, including proprietary business information and customer data.
Key components of our cybersecurity strategy and risk management processes include:
•Risk Assessments: We conduct risk assessments at least annually and on an ad-hoc basis following significant changes to our IT environment or business operations. These assessments are designed to identify potential vulnerabilities, evaluate emerging threats and determine the likelihood and potential magnitude of a cybersecurity incident.
•Integration with ERM: Cybersecurity risks are continuously reviewed in the context of our broader enterprise risks, with regular updates provided to executive management to ensure alignment with business strategy and resource allocation.
•Third-Party Oversight: We maintain formal processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers and vendors. This includes pre-contract due diligence, security assessments and contractual security and privacy requirements.
•External Expertise: We engage independent cybersecurity assessors, consultants and auditors to evaluate and test our systems and controls. This collaboration is designed to ensure our practices adhere to industry best standards and helps us stay ahead of evolving threat landscapes.
•Employee Training: All employees receive mandatory cybersecurity awareness training upon hire and annually thereafter.
To date, no risks from cybersecurity threats or previous cybersecurity incidents have materially affected the Company's business strategy, results of operations, or financial condition. We continuously monitor and invest in preventative, detective and corrective controls to manage these risks.
Governance
The Board of Directors, through its Audit Committee, is responsible for the oversight of the Company’s cybersecurity risk management program. The Audit Committee receives periodic briefings and presentations from management on the Company’s cybersecurity posture, emerging risks and incident response readiness.
Our VP of Information Security is responsible for developing, implementing and maintaining the cybersecurity program and reports to the Chief Information Officer. The VP of Information Security has over 15 years of progressive experience in information security, risk management and incident response. The VP of Information Security and the cybersecurity team are responsible for ongoing security monitoring, prevention, detection, mitigation, incident response and remediation of cybersecurity incidents. They inform the Audit Committee and executive management with real-time alerts for significant events. Information regarding material risks and incidents is reported to the Audit Committee at least quarterly, and immediately for any material or highly significant incident.
Ongoing Improvements
We continue to invest in our cybersecurity infrastructure and enhance our capabilities to detect, prevent and respond to emerging threats. We also monitor regulatory developments and industry best practices to ensure our program remains robust and effective.
Item 2. Properties
As of December 31, 2025, the Company leases various properties in support of its operations and single reportable segment. The following table summarizes our principal properties:

Location	Type	Sq. Feet	Expiration
Lehi, Utah	Corporate Headquarters	120,044	6/30/2027
Hebron, Kentucky	Warehouse	259,200	2/28/2027
North Las Vegas, Nevada	Warehouse	114,400	2/29/2032
Lehi, Utah (1)	Office / Warehouse	21,400	12/31/2026
_________________
(1)Facility is leased from iServe Investments, LLC, an entity controlled by David Wright, our Chief Executive Officer and co-founder, and Melanie Alder, our Chief Strategy Officer and co-founder. See Note 16—Related-Party Lease Agreement, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for more information.
The Company also leases additional facilities in Europe, Australia and Asia to support our sales and logistics, none of which are individually material to our operations. We believe that our existing facilities are suitable and adequate for our current operations. We periodically review our property portfolio to ensure alignment with our business needs and may acquire or dispose of properties as necessary.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock has been listed on Nasdaq under the symbol “PTRN” since September 19, 2025. Our Series B common stock is neither listed on any stock exchange nor traded on any public market.
Holders
As of March 2, 2026, there were [35] holders of record of our Series A common stock and 2 holders of record of our Series B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, any contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The performance graph below shows the cumulative total return to our stockholders between September 19, 2025 (the date that our Series A common stock commenced trading on Nasdaq) through December 31, 2025, in comparison to the NASDAQ Composite, the Russell 2000 Index, and the Standard & Poor’s 500 (“S&P 500 Index”) Information Technology Sector . The graph assumes that $100 was invested in our Series A common stock and each index at their closing prices on September 19, 2025 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

$120
$110
$100
$90
$80
$70
9/19/2025
9/30/2025
10/31/2025
11/30/2025
12/31/2025
PTRN
Russell 2000
NASDAQ Composite
S&P 500 Information Technology Sector

Use of Proceeds from Registered Securities
On September 18, 2025, our registration statement on Form S-1 (File No. 333-289810), as amended, related to our IPO, was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus, dated September 18, 2025 and filed with the SEC on September 19, 2025 pursuant to Rule 424(b) of the Securities Act.
Recent Sales of Unregistered Securities
Since January 1, 2025, we made sales of the following unregistered securities:
Restricted Stock Unit Issuances
Since January 1, 2025, we granted to our employees, consultants and other service providers RSUs representing an aggregate of 5,393 thousand shares of common stock under our 2019 Equity Incentive Plan and 2025 Equity Incentive Plan. In addition, we granted to our CEO Milestone RSUs representing an aggregate of 8,813 thousand shares of common stock pursuant to a stand-alone restricted stock unit award agreement, which were subsequently cancelled in August 2025.
Common Stock Issuances
Since January 1, 2025, we issued to our employees an aggregate of 14,092 thousand shares of common stock in connection with the vesting of RSU awards under our 2019 Equity Incentive Plan and 2025 Equity Incentive Plan.
We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) of the Securities Act (“Rule 701”) as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, in each transaction or through their relationships with us, to information about Pattern.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand our company, our operations and our present business environment, and contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A,Risk Factors. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
A discussion regarding our financial condition and results of operations from the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 can be found in the section titled, “Management Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus, which was filed with the SEC on September 19, 2025 pursuant to Rule 424(b) of the Securities Act.
Overview
At Pattern, we are on a mission to help brands accelerate profitable growth on global ecommerce marketplaces. Our proprietary technology and on-demand experts operate across more than 70 marketplaces to increase product sales to consumers in more than 100 countries. We have gathered more than 66 trillion data points comprised of keyword, shipping, advertising, sales, market share, click, social, conversion, customer service and other data. Utilizing these data points and sophisticated machine learning and artificial intelligence (“AI”) models, we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
Given the complexities that consumer brands face in scaling and accelerating global ecommerce, we have built a powerful ecommerce acceleration platform (“our technology”) organized around a simple and intuitive formula, which we call the ecommerce equation:
Our technology executes thousands of optimizations daily and drives the ecommerce equation across tens of thousands of products on marketplaces around the world. These optimizations include automated adjustments and recommendations powered by AI, machine learning and our massive flow of ecommerce data points, allowing brands to navigate the complexity of operating on global ecommerce marketplaces at scale.
Our technology, with a combined total of 31 issued patents and patents pending, is supported by approximately 480 software engineers, data scientists and other technology professionals who are dedicated to enhancing and innovating upon our technology to further increase our capabilities. We have a team that offers on-demand expertise and capabilities across marketplace management, marketing, fulfillment and brand protection on a global basis. We sell tens of thousands of products from more than 200 brands across different industries and geographies including the Americas, Europe, Australia and Asia. Our current brand partners’ industry presence includes health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
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
We have developed and maintain strong and long-lasting brand partner relationships. Revenue attributable to brand partners consists of consumer product sales and other revenue, including subscription and consulting fees. Our Net Revenue Retention Rate (“NRR”) was 124% for the period ended December 31, 2025. See the section titled below “—Key Business Metric and Non-GAAP Financial Measure” for information on how we define and calculate NRR.
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
Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and maintain or increase profitability.
Retention and growth with our Existing Brand Partners
Our ability to retain and grow our revenue attributable to existing brand partners drives our overall revenue growth through continued optimization of the ecommerce equation. Additionally, as we accelerate brand partners’ growth, they continue to grant us exclusive access to sell their products, and we seek to expand the number of different products that we are able to sell on an increasing number of marketplaces, which currently includes more than 70 marketplaces. For example, we partner with over 80 brands for which we sell products on five or more marketplaces. Our brand partners also fund advertising through our platform to drive traffic for consumer products on marketplaces. In the year ended December 31, 2025, our brand partners invested more than $220 million in advertising spend through our platform.
The chart below illustrates the annual revenue that Pattern generates from certain cohorts of brand partners. Each brand partner is placed in a cohort based upon the year in which we first generated revenue attributable to such brand partner. The annual revenue set forth below for each cohort represents the total revenue attributable to the brand partners in that cohort generated during the applicable year. The revenue we generate attributable to each cohort has generally increased in each year, demonstrating the predictable and resilient revenue that is the foundation of our financial model.

Cohort Revenue Over Time
2021
2022
2023
2024
2025
Pre-2022
2022
2023
2024
2025

Identification and onboarding of new brand partners
Onboarding new brand partners is a driver of our growth and attracting brand partners from various geographies and across different categories is crucial to our success. We have made significant investments to create an efficient go-to-market strategy and focus on identifying and partnering with brand partners across a wide range of industries and regions. Our current brand portfolio, which includes over 200 brand partners, represents only a small portion of the global ecommerce market that we believe can benefit from our solutions. Successfully tapping into this opportunity will depend on the effectiveness of our solutions, our ability to effectively sell inventory, the competitive landscape and the strength of our marketing efforts.
Investment in our technology
A key factor influencing our performance is our ongoing investment in our technology platform to optimize the ecommerce equation and enhance our ecommerce acceleration capabilities across global marketplaces. Currently, approximately 480 software engineers, data scientists and other technology professionals support our technology functions, and to date, we have invested over $160 million in technology development and related acquisitions. These investments are crucial for optimizing the ecommerce equation and strengthening our proprietary data set consisting of more than 66 trillion data points.
We are also investing to accelerate our AI capabilities. AI is particularly well suited for ecommerce, given the global complexity, importance of content and of immense scale of user generated data points. We utilize AI in a number of areas in our business, including SEO, advertising, content generation and inventory management. Additionally, AI can help refine our pricing strategies by dynamically considering market conditions, competitor pricing and consumer demand.
Investment in future growth
While we have already made substantial investments in our business, we believe that the large and growing global market we are targeting is still in its nascent stages. To capitalize on this potential, we plan to continue investing in our business to drive growth, expand internationally, enhance our operations and boost revenue. Recognizing the significant opportunities for further expansion, we are committed to increasing our investments to enhance our presence on both existing and new global ecommerce marketplaces. We also see immense potential in global marketplaces and are dedicated to building localized teams that can leverage regional insights to accelerate the sales of our brand partners’ products. Additionally, we are channeling resources to grow our direct sales team, enabling us to onboard more high-quality brand partners and diversify our industry category mix over time. Furthermore, as we transition to becoming a public company, we anticipate incurring additional general and administrative expenses.
Operational capabilities and capital-efficient processes
A key factor influencing our performance is our ability to drive efficient operations and maintain capital-efficient processes. By concentrating on these areas, we aim to develop a scalable operation that supports our global growth objectives while maintaining high levels of customer satisfaction and operational efficiency.
To enhance capital efficiency, we prioritize optimizing our inventory levels and increasing inventory turns, which have improved from 4.4 in 2023 to 5.0 in 2025. Additionally, we seek to strategically avoid capital-intensive operations such as last-mile delivery and trucking, choosing instead to partner with leading third-party providers. We also take advantage of our scale to drive operational cost efficiencies. For example, because we process very high volumes, we batch our shipments, allowing us to ship more than 90% of our units in the United States in full truck loads, which have a shipping cost that is generally more than 75% below less-than-full truckloads.
Monetization of incremental solutions
We generate a substantial majority of our revenue from consumer product sales on global ecommerce marketplaces. We also continue to invest in new and innovative solutions to diversify our revenue mix. We are committed to enhancing our SaaS capabilities, with a particular focus on our Product Experience Management (“PXM”) and Creators. These solutions enable brands to more easily generate optimized content across all ecommerce channels, while also supporting the expanding social commerce4 sector by providing a centralized platform for recruiting, engaging and managing affiliate marketing campaigns. Additionally, we are investing in our fulfillment capabilities to accelerate our shipping processes and offer marketplace preparation services to other third-party sellers. We are also investing in expanding the reach of our middle mile solution to save on shipping costs into marketplaces. Furthermore, we are dedicated to enhancing our Services solutions, which deliver tailored consulting and design solutions to our brand partners.
Key Business Metric and Non-GAAP Financial Measure
We measure our business using both financial and operating metrics and use the following metric and measure to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
For the year ended December 31, 2025, we generated revenue of $2,501 million, representing a 39% increase from $1,796 million for the year ended December 31, 2024. During the same period, our net income decreased 76%, from $68 million to $16 million, and our Adjusted EBITDA increased 52%, from $101 million to $153 million.
Adjusted EBITDA is a non-GAAP financial measure. For additional information about our non-GAAP financial measure, including reconciliations of the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP, see below.
4    The practice of selling products and services directly through social media platforms, rather than redirecting users to a website.

Net Revenue Retention Rate
NRR is an important metric to measure the long-term value of our brand partner relationships. In any given period, we calculate NRR by comparing total revenue attributable to all existing brand partners in the current trailing 12-month period to that of the previous trailing 12-month period. This metric, expressed as a percentage, provides valuable insight into the accelerated growth delivered through our platform, the effectiveness of our brand expansion strategies and our ability to deepen relationships with existing brand partners. For the purpose of our NRR calculation, we only include brand partners that, as of the measurement date, have been with Pattern for more than twelve months since we first generated over $1,000 in revenue attributable to such brand partner. Additionally, for those existing brand partners that, as of the measurement date, have been with Pattern for more than twelve full months but less than 24 full months since we first generated over $1,000 in revenue attributable to such brand partner, we only include current period revenue for the corresponding months in the current period for which the brand partner had attributable revenue in the previous period. For example, when calculating NRR as of December 31, 2025 for a brand partner that Pattern first generated over $1,000 of attributable revenue in June 2024, we would only include that brand partner’s attributable revenue from June 2025 through December 2025 in the numerator and that brand partner’s attributable revenue from June 2024 through December 2024 in the denominator. Current period revenue includes the impact of any expansion, contraction and attrition. NRR excludes revenue attributable to new brand partners during the current period. All revenue attributable to services relating to consulting and design are excluded.

	Year Ended December 31,
(in thousands)	2024	2025
Net Revenue Retention Rate	116%	124%

Adjusted EBITDA
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We calculate Adjusted EBITDA, as net income (loss) excluding depreciation and amortization; interest income (expense), net; provision (benefit) from income taxes; share-based compensation expense and related taxes; the stock amendment expense; indirect IPO costs; and other items that we do not consider representative of our underlying operations. We believe it is useful to exclude charges, such as depreciation and amortization and share-based compensation expense from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude interest income (expense), net; provision (benefit) from income taxes; and other items that are not components of our core business operations. Non-GAAP financial measures such as Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss) or any other measure of financial performance calculated and prescribed in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do, thus limiting its usefulness as a comparative measure.

The following table provides a reconciliation of non-GAAP Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

	Year Ended December 31,
(in thousands)	2023	2024	2025
Net income	$41,264	$67,856	$16,246
Add (deduct):
Depreciation and amortization	12,102	14,811	16,800
Interest income, net	(2,849)	(6,066)	(7,422)
Provision (benefit) for income taxes	15,077	23,379	(17,040)
Other:
Share-based compensation and related taxes(1)	(206)	—	104,349
Stock amendment expense(2)	—	—	32,676
Indirect initial public offering costs	729	718	6,477
Income from wind down of subsidiary	(1,394)	—	—
Other	—	—	845
Adjusted EBITDA	$64,723	$100,698	$152,931
_________________
(1)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
(2)Stock amendment expense represents a non-cash expense associated with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, which modified the terms of the Founder Voting and Non-Voting Preferred Stock (“the Founder Preferred Stock Amendment”) as described under Note 11—Stockholders’ Equity, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
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
Stock amendment expense
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, the Company amended the conversion terms of its Founder Voting and Non-Voting Preferred Stock, as described under Note 11—Stockholders’ Equity in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. The amendment to the conversion terms represented a non-pro rata distribution to the Founder Preferred Stockholders. As a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
($ in thousands)	2024	2025
Consolidated Statements of Operations
Revenues	$1,796,161	$2,501,315
Operating expenses:
Cost of goods sold	1,014,812	1,410,869
Operations, general and administrative	338,508	523,060
Sales and marketing	337,672	495,687
Research and development	17,987	46,293
Total operating expenses	1,708,979	2,475,909
Operating income	87,182	25,406
Stock amendment expense	—	(32,676)
Interest income, net	6,066	7,422
Other expense, net	(2,013)	(946)
Income (loss) before income taxes	91,235	(794)
Provision (benefit) for income taxes	23,379	(17,040)
Net income	$67,856	$16,246

	Year Ended December 31,
(% of revenue)	2024	2025
Revenues	100.0%	100.0%
Operating expenses:
Cost of goods sold	56.5%	56.4%
Operations, general and administrative	18.8%	20.9%
Sales and marketing	18.8%	19.8%
Research and development	1.0%	1.9%
Total operating expenses	95.1%	99.0%
Operating income	4.9%	1.0%
Stock amendment expense	0.0%	(1.3%)
Interest income, net	0.3%	0.3%
Other expense, net	(0.1%)	0.0%
Income (loss) before income taxes	5.1%	0.0%
Provision (benefit) for income taxes	1.3%	(0.7%)
Net income	3.8%	0.6%
Comparison of the years ended December 31, 2024 and 2025
Revenue

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Revenues	$1,796,161	$2,501,315	$705,154	39.3%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners5, which increased from $1,564.4 million to $2,219.0 million, or 41.9%, resulting in an NRR of 124% for the year ended December 31, 2025. New brand partner6 revenue increased from $231.8 million to $282.3 million, or 21.8%, for the year ended December 31, 2025. Revenue from Amazon marketplaces increased $636.5 million, or 37.9%, year-over-year and revenue not attributable to Amazon increased $68.7 million, or 59.9%, year-over-year. Collectively, international revenue increased $102.5 million, or 62.8%, year-over-year.
Cost of Goods Sold

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Cost of goods sold	$1,014,812	$1,410,869	$396,057	39.0%
The increase in cost of goods sold was primarily driven by an increase in revenue of 39.3%. The increase in cost of goods sold was in line with the increase in revenue on a percentage basis.
Operations, General and Administrative

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Operations, general and administrative	$338,508	$523,060	$184,552	54.5%
The increase in operations, general and administrative expenses was primarily driven by an increase of $102.1 million in fulfillment costs associated with the increase in consumer product sales and the recognition of $52.5 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding RSUs in connection
5 Existing brand partners are brand partners that have been with Pattern for more than twelve months since Pattern first generated over $1,000 in revenue attributable to such brand partner.
6 New brand partners are all other brand partners that are not existing brand partners.

with our IPO. The remaining increase for the year ended December 31, 2025 was primarily driven by an increase in corporate headcount and rent expense.
Sales and Marketing

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Sales and marketing	$337,672	$495,687	$158,015	46.8%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $99.3 million, which generally grew in line with revenue on a percentage basis, and the recognition of $24.7 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding RSUs in connection with our IPO. Partner marketing and advertising expenses increased $15.3 million year-over-year and the remaining increase of $18.6 million primarily related to additional brand management, sales and marketing, advertising and creative headcount.
Research and Development

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Research and development	$17,987	$46,293	$28,306	157.4%
The increase in research and development costs was primarily driven by the recognition of $20.0 million of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding RSUs in connection with our IPO. The remaining increase was driven by the headcount increase of software engineers, data scientists and other technology professionals to drive new platform capabilities and enhanced features.
Stock amendment expense

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Stock amendment expense	$—	$(32,676)	$(32,676)	NM
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, the Company amended the conversion terms of its Founder Voting and Non-Voting Preferred Stock, as described under Note 11—Stockholders’ Equity in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. The amendment to the conversion terms represented a non-pro rata distribution to the Founder Preferred Stockholders. As a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Provision (benefit) for income taxes

	Year Ended December 31,
($ in thousands)	2024	2025	$ Change	% Change
Provision (benefit) for income taxes	$23,379	$(17,040)	$(40,419)	(172.9%)
The change in provision (benefit) for income taxes was primarily driven by the Company’s IPO and recognition of stock compensation expense for restricted stock awards at the time of our IPO. This benefit was offset in part by non-deductible executive compensation and non-deductible stock amendment expense.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents. At December 31, 2025, we had cash and cash equivalents of $289.0 million. We also have access to external sources of liquidity through our revolving credit facility as further described within “Credit Facility” below. In September 2025, we completed our IPO which resulted in aggregate cash proceeds of $135.0 million, after deducting approximately $10.5 million in underwriting discounts and commissions and $4.5 million in offering-related expenses. A portion of the net proceeds from our IPO were distributed to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs for which the service-based vesting condition has been satisfied and for which the liquidity-based vesting conditions was satisfied in connection with our IPO. Payment of taxes withheld upon vesting of RSUs totaled $81.0 million for the year ended December 31, 2025.
We believe that our cash and cash equivalents, cash from operations and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements and contractual obligations for at least the next twelve months. Our opinions concerning liquidity are based on currently available information. To the extent our liquidity assumptions prove to be inaccurate, or if circumstances change, future availability of credit or other sources of financing may be reduced and our liquidity could be adversely affected. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part I, Item 1A, Risk Factors included elsewhere in this Annual Report on Form 10-K. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Historical Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2025
Net cash provided by operating activities	$70,347	$99,406
Net cash used in investing activities	$(20,438)	$(39,770)
Net cash provided by (used in) financing activities	$(2,901)	$53,711
Operating Activities
Net cash provided by operating activities was $99.4 million for the year ended December 31, 2025, which primarily consisted of $16.2 million of net income, $129.7 million of non-cash adjustments, such as stock-based compensation, stock amendment expense, depreciation and amortization expense and deferred income taxes, and an increase in income tax receivables of $16.2 million resulting from current period pre-tax losses and a cash decrease of $30.3 million from the management of the remaining working capital accounts.
Net cash provided by operating activities was $70.3 million for the year ended December 31, 2024, which primarily consisted of $67.9 million of net income, $13.6 million of non-cash adjustments, such as depreciation and amortization expense, and a cash decrease of $11.1 million from the management of working capital.
Investing Activities
Net cash used in investing activities was $39.8 million for the year ended December 31, 2025, primarily related to $20.5 million of capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation and $19.3 million for strategic business acquisitions.
Net cash used in investing activities was $20.4 million for the year ended December 31, 2024, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.
Financing Activities
Net cash provided by financing activities was $53.7 million for the year ended December 31, 2025, primarily related to $135.0 million of proceeds from the sale of common stock, net of underwriting discounts and commissions and offering costs, partially offset by the payment of $81.0 million for taxes withheld upon the vesting of restricted stock awards triggered by our IPO.
Net cash used in financing activities was $2.9 million for the year ended December 31, 2024 related to the repurchase of 182,008 shares of common stock.
Credit Facility
As of December 31, 2025, we were party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement dated September 4, 2025 (the “Credit Facility”). The Credit Facility provides for non-amortizing revolving loans in the aggregate principal amount of up to $150 million, with the option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The Credit Facility matures in September 2030. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. We are required to pay commitment fees on the unused portion that range from 0.20% to 0.25% per annum. Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority lien on substantially all of our tangible and intangible property.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:
•a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and
•a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00.
As of December 31, 2025, we had no outstanding borrowings under the Credit Facility and we had a $150 million borrowing capacity under the Credit Facility. As of December 31, 2025, we were in compliance with the related financial covenants under the Credit Facility. For additional information, see Note 8—Credit Facilities, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Contractual Obligations and Commitments
We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations relate to operating lease obligations.
Operating lease obligations relate to corporate offices and warehouses under non-cancelable operating leases, which expire at various dates through 2037. As of December 31, 2025, operating lease obligations included minimum lease payments of $38.5 million. For additional information related to real estate and operating leases, see Note 7—Operating Leases, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments and conditions. See Note 2—Summary of Significant Accounting Policies, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for a description of our significant accounting policies.
Revenue Recognition
We recognize revenue on a gross basis for consumer product sales generated through domestic and international ecommerce marketplaces. Determining whether to recognize revenue on a gross or net basis requires judgment in evaluating whether we are the principal or agent in contracts with both our customers and brand partners. We have concluded that in the vast majority of our contracts, we are the principal in the transaction and control the product before it is transferred to the customer. We control products when we are responsible for fulfilling the promise to the customer and take responsibility for the acceptability of the goods, assume inventory risk and have discretion in establishing prices on ecommerce marketplaces. We recognize revenue when control of the product passes to the customer, typically at the time of shipment. Revenues are presented net of customer returns.
Inventory Reserve
Our inventories represent finished good products that are available for sale. Inventory is accounted for using the average cost method and is stated at the lower of cost or net realizable value.

We periodically evaluate the composition of our inventory and recognize adjustments when the cost of inventory is not expected to be fully recoverable. The market value of inventory is estimated by considering current and anticipated demand based on historical sales, buying trends and the method of disposal for aged inventory, such as through sales to individual customers, returns to brand partners, liquidations and expected recoverable values of each disposition category.
Stock Based Compensation
We record compensation expense in connection with all stock-based awards based on the grant date fair value of the awards. Our stock-based awards granted prior to our IPO generally have both a service-based and performance-based vesting condition with expense recognized using the accelerated method. No stock-based compensation expense was recognized for these awards prior to our IPO as the performance condition was determined as not probable of being met. Our stock-based awards granted following our IPO generally have only a service-based vesting condition with expense recognized ratably over the service period. We have elected to account for forfeitures of awards as they occur. See Note 12—Stock-Based Compensation, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Income Taxes
Estimates of deferred income taxes reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS or other government entities, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Note 13—Provision for Income Taxes, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2—Summary of Significant Accounting Policies, in the Notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is below.
Foreign Currency Risk
A significant majority of our sales are denominated in the prevailing currencies of the countries in which we operate. Additionally, our operating expenses are largely denominated in the currencies of the countries in which our operations are located or in which revenue is generated. Therefore, our operations are not currently subject to significant foreign currency risk on a regional basis. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact, and as a result, we face exposure to adverse movements in foreign currency exchange rates, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, global economic conditions may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue as expressed in U.S. dollars.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Pattern Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pattern Group Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in convertible preferred stock and stockholders’ equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories – Inventory Reserve — Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
Inventories represent finished good products that are available for sale. Inventory is accounted for using the average cost method and is stated at the lower of cost or net realizable value. The Company periodically evaluates the composition of inventory and recognizes adjustments when the cost of inventory is not expected to be fully recoverable. The market value of inventory is estimated by considering current and anticipated demand based on historical sales, buying trends and the method of disposal for aged inventory, such as through sales to individual customers, returns to brand partners, liquidations and expected recoverable values of each disposition category.
We identified the inventory reserve as a critical audit matter due to the challenging, subjective, and complex judgments required by management related to estimating the current and anticipated demand based on historical sales, buying trends and method of disposal necessary in determining the inventory reserve. This required a higher degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit
We addressed the inventory reserve as follows:
•We performed procedures to evaluate the reasonableness of management’s methods, assumptions, and judgments used in developing their estimate of the valuation of the inventory reserve, through consideration of historical sales trends including evaluation of information obtained from supply chain employees and appropriateness of whether to increase/decrease the reserve based on estimated disposal method.
•We tested the accuracy and completeness of the underlying data used in the Company’s calculations of the inventory reserve, including historical sales, quantities on hand, and cost.
•We evaluated management’s ability to accurately estimate the valuation of the inventory reserve by comparing actual results with reserves from previous years.
•We tested the mathematical accuracy of the Company’s calculations of reserved inventories.
/s/ Deloitte & Touche LLP
Salt Lake City, Utah
March 5, 2026
We have served as the Company's auditor since 2021.

Pattern Group Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, expect per share data)

	Year Ended December 31,
	2023	2024	2025
Revenues	$1,366,417	$1,796,161	$2,501,315
Operating expenses:
Cost of goods sold	765,203	1,014,812	1,410,869
Operations, general and administrative	276,272	338,508	523,060
Sales and marketing	257,513	337,672	495,687
Research and development	14,644	17,987	46,293
Total operating expenses	1,313,632	1,708,979	2,475,909
Operating income	52,785	87,182	25,406
Stock amendment expense (Note 11)	—	—	(32,676)
Interest income	2,882	6,164	7,653
Interest expense	(33)	(98)	(231)
Other income (expense), net	707	(2,013)	(946)
Income (loss) before income taxes	56,341	91,235	(794)
Provision (benefit) for income taxes	15,077	23,379	(17,040)
Net income	$41,264	$67,856	$16,246
Adjustments to net income attributable to common stockholders (Note 2)	$21,433	$25,365	$172,853
Net income (loss) attributable to common stockholders	$19,831	$42,491	$(156,607)

Net earnings (loss) per share attributable to common stockholders (Note 2):
Basic and Diluted	$0.22	$0.47	$(1.36)

Weighted-average common shares outstanding:
Basic and Diluted	90,767	90,769	114,998
See accompanying notes to consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2024	2025
Net income	$41,264	$67,856	$16,246
Other comprehensive income:
Unrealized gain on foreign currency translation	1,025	1,369	1,433
Total other comprehensive income	1,025	1,369	1,433
Comprehensive income	$42,289	$69,225	$17,679
See accompanying notes to consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, expect per share data)

	Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net income	$41,264	$67,856	$16,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,102	14,811	16,800
Stock-based compensation	(206)	—	97,288
Stock amendment expense	—	—	32,676
Deferred income taxes	(74)	(1,279)	(18,792)
Contingent consideration benefit	(1,220)	—	—
Other	—	32	1,750
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(1,537)	(30,811)	(67,715)
Inventory	(30,892)	(73,219)	(29,034)
Prepaid expenses and other current assets	(2,116)	(726)	(19,874)
Other non-current assets	(85)	(2,223)	(1,525)
Operating leases, net	80	158	424
Accounts payable	28,096	86,471	62,382
Accrued expenses	(4,721)	12,180	12,110
Other liabilities	785	(2,903)	(3,330)
Net cash provided by operating activities	41,476	70,347	99,406
Cash flows from investing activities:
Purchases of property and equipment	(14,498)	(20,450)	(20,482)
Acquisition of businesses, net of cash acquired	—	—	(19,296)
Proceeds from the sale of property and equipment	—	12	8
Net cash used in investing activities	(14,498)	(20,438)	(39,770)
Cash flows from financing activities:
Proceeds from sale of Common Stock, net of issuance costs	—	—	135,029
Payment of taxes withheld upon vesting of restricted stock	—	—	(80,999)
Repurchases of common stock	—	(2,901)	—
Other	—	—	(319)
Net cash provided by (used in) financing activities	—	(2,901)	53,711
Effect of exchange rates on cash and cash equivalents	1,077	1,374	87
Net change in cash and cash equivalents	28,055	48,382	113,434
Cash and cash equivalents at beginning of the period	99,178	127,233	175,615
Cash and cash equivalents at end of the period	$127,233	$175,615	$289,049

Continued on the following page

Pattern Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands, expect per share data)

	Year Ended December 31,
	2023	2024	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,861	$21,345	$18,468
Supplemental disclosure of non-cash financing activities:
Series A common stock issued upon conversion of Series A Preferred Stock	$—	$—	$52,073
Series A common stock issued upon redemption of Series B Preferred Stock, net of cumulative undeclared dividends previously reported and deemed dividend recognized in additional paid-in capital (Note 10)	$—	$—	$312,907
Deemed dividend for Series B Preferred Stock recognized in retained earnings	$—	$—	$(94,379)
See accompanying notes to consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, expect per share data)

	December 31,
	2024	2025
Assets
Current Assets:
Cash and cash equivalents	$175,615	$289,049
Accounts receivable, net of allowance	106,926	177,214
Inventory	264,103	294,737
Prepaid expenses and other current assets	11,438	31,575
Total current assets	558,082	792,575
Property and equipment, net	35,035	41,087
Intangible assets, net	6,906	16,694
Goodwill	25,938	37,769
Operating lease right-of-use assets	27,877	28,164
Other non-current assets	10,584	31,350
Total assets	$664,422	$947,639
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$211,558	$274,977
Accrued expenses	37,845	53,818
Operating lease liabilities, current	8,030	8,826
Other current liabilities	266	921
Total current liabilities	257,699	338,542
Operating lease liabilities, non-current	22,095	22,009
Other non-current liabilities	5,303	6,093
Total liabilities	285,097	366,644
Commitments and contingencies (Note 14)
Convertible Preferred stock, $0.001 par value: 28,972 and no shares authorized; 28,966 and no shares issued and outstanding, respectively; refer to Note 10 for aggregate liquidation preference	270,601	—
Stockholders' equity:
Series A Common stock, $0.001 par value: no and 2,200,000 shares authorized, respectively; no and 154,691 shares issued and outstanding, respectively	—	155
Series B Common stock, $0.001 par value: no and 100,000 shares authorized, respectively; no and 21,703 shares issued and outstanding, respectively	—	22
Common stock, $0.001 par value: 140,287 and no shares authorized, respectively; 3,799 and no shares issued and outstanding, respectively	4	—
Preferred stock, $0.001 par value: 88,869 and 200,000 shares authorized; 86,792 and no shares issued and outstanding, respectively	86	—
Additional paid-in capital	2,764	551,648
Accumulated other comprehensive loss	(985)	448
Retained earnings	106,855	28,722
Total stockholders' equity	108,724	580,995
Total liabilities, convertible preferred stock and stockholders' equity	$664,422	$947,639
See accompanying notes to consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(in thousands, expect per share data)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2022	28,966	$270,601	3,358	$4	—	$—	87,400	$87	$5,564	$(3,379)	$(2,265)	$11
Net income	—	—	—	—	—	—	—	—	—	—	41,264	41,264
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,025	—	1,025
Issuance of common stock to settle contingently consideration	—	—	15	—	—	—	—	—	100	—	—	100
Balance, December 31, 2023	28,966	$270,601	3,373	$4	—	$—	87,400	$87	$5,664	$(2,354)	$38,999	$42,400
Net income	—	—	—	—	—	—	—	—	—	—	67,856	67,856
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,369	—	1,369
Converted preferred to common shares	—	—	608	1	—	—	(608)	(1)	—	—	—	—
Repurchase of common stock	—	—	(182)	(1)	—	—	—	—	(2,900)	—	—	(2,901)
Balance, December 31, 2024	28,966	270,601	3,799	4	—	—	86,792	86	2,764	(985)	106,855	108,724
Net income	—	—	—	—	—	—	—	—	—	—	16,246	16,246
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,433	—	1,433
Stock-based compensation expense	—	—	—	—	—	—	—	—	97,285	—	—	97,285
Issuance of Series A common stock upon vesting of RSUs	—	—	8,167	8	—	—	—	—	(8)	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	—	—	—	—	—	—	—	—	(80,999)	—	—	(80,999)
Founder Preferred Stock Amendment	—	—	—	—	—	—	—	—	32,676	—	—	32,676
Series A common stock issued upon conversion of Series A Preferred Stock	(15,750)	(52,073)	15,750	16	—	—	—	—	52,057	—	—	52,073
Series A common stock issued upon redemption of Series B Preferred Stock	(13,216)	(218,528)	32,129	32	—	—	—	—	312,875	—	(94,379)	218,528
Series A common stock issued upon reclassification of Founder Non-Voting Preferred Stock	—	—	84,131	84	—	—	(68,994)	(69)	(15)	—	—	—
Series B common stock issued upon reclassification of Founder Voting Preferred Stock	—	—	—	—	21,703	22	(17,798)	(17)	(5)	—	—	—
Issuance of Series A common stock, net of underwriters' discounts and offering expenses	—	—	10,715	11	—	—	—	—	135,018	—	—	135,029
Balance, December 31, 2025	—	$—	154,691	$155	21,703	$22	—	$—	$551,648	$448	$28,722	$580,995
See accompanying notes to consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Completion of Initial Public Offering
In September 2025, the Company completed its initial public offering (“IPO”) of shares of Series A common stock. Immediately prior to the completion of the IPO, all the Company’s then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted and reclassified into shares of Series A common stock (see Note 10—Convertible Preferred Stock for more information). In addition, all the Company’s then-outstanding shares of Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock were reclassified and converted into shares of Series A common stock and Series B common stock, as applicable (see Note 11—Stockholders’ Equity for more information).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Revenue
The Company recognizes revenue primarily from product sales through domestic and international online marketplaces. Revenue is recognized on a gross basis as the Company is (i) the entity primarily responsible for fulfilling the promise to provide the specified products in the arrangement with the customer, (ii) has inventory risk before the products have been transferred to a customer and (iii) has discretion in establishing the price for the products sold on the online marketplaces.
The Company evaluated principal versus agent considerations to determine whether it is appropriate to record seller fees paid by the Company to the marketplaces as an expense or as a reduction of revenue. Seller fees charged by third-party marketplaces are not recorded as a reduction of revenue as the Company owns and controls all goods before they are transferred to the end customer. The Company is responsible for ensuring the goods promised to the end consumer are delivered. The Company establishes the price of its products, determines who fulfills the goods to the customer (third-party online marketplaces or the Company) and can limit quantities or stop selling the goods at any time. Revenues are presented net of customer returns. Based on these considerations, the Company is the principal in these arrangements.
A contract is created at the time the order is placed by the customer, which creates a single performance obligation to deliver the product to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the product and is recognized at the time control of the product passes to the customer, which is at the time of shipment. Taxes collected from customers for remittance to governmental bodies are excluded from revenues.
The following table presents the Company’s revenues disaggregated by source of revenue:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Amazon.com	$1,209,267	$1,579,056	$2,147,186
Amazon marketplaces, international	59,744	102,396	170,758
Other online marketplaces and channels	78,384	94,197	151,012
SaaS, logistics and other revenue	19,022	20,512	32,359
Revenues	$1,366,417	$1,796,161	$2,501,315
The following table presents the Company’s revenues disaggregated by geography:

	Year Ended December 31,
(in thousands)	2023	2024	2025
U.S.	$1,249,433	$1,632,923	$2,235,545
International	116,984	163,238	265,770
Revenues	$1,366,417	$1,796,161	$2,501,315
During the year ended December 31, 2025, the Company updated its methodology for determining the geographic classification of revenue to better align with the country the marketplace is domiciled and how management evaluates regional performance. As a result, the Company has recast the prior period revenue by geographic region to conform to the current period presentation. This change affected only the allocation of revenue between geographic regions and did not impact total consolidated revenues, operating results, or cash flows for any period presented.
The U.S. was the only individual country accounting for more than 10% of total revenue.
Sales Return Allowances
The Company generally accepts returns related to sales in accordance with the various online marketplaces’ return policy. At the time of sale, a reserve is established for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales and cost of goods sold. The following table summarizes the additions and deductions to the Company’s sales return allowance:

	December 31,
(in thousands)	2024	2025
Balance, beginning of period	$4,679	$6,344
Increases to sales allowance	74,831	89,632
Customer returns	(73,166)	(91,318)
Balance, end of period	$6,344	$4,658
The Company includes within inventory an asset, totaling $1.6 million and $1.0 million as of December 31, 2024 and 2025, respectively, associated with the right to recover product from customers related to the Company’s liabilities for return allowances.

Cost of Goods Sold
Cost of goods sold primarily consists of the purchase price of inventory sold to customers. Shipping costs to receive products from the Company’s brand partners and costs to ship products to third-party fulfillment centers are included in the Company’s inventory and recognized as cost of goods sold upon sale of the products to customers.
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
Fulfillment costs represent those costs incurred from third-party fulfillment centers and in operating and staffing the Company’s fulfillment centers, including costs related to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment. Fulfillment costs are included within operations, general and administrative in the consolidated statements of operations and were $217.0 million, $272.3 million and $374.3 million for the years ended December 31, 2023, 2024 and 2025, respectively.
Sales and Marketing
Sales and marketing expenses consist of third-party online marketplace commission fees, targeted online advertising and other marketing expenses, payroll and related expenses for personnel engaged in marketing and selling activities.
Advertising and other marketing expenses were $16.4 million, $20.9 million and $37.2 million for the years ended December 31, 2023, 2024 and 2025 respectively.
Brand Partner Contracts
The Company has agreements with brand partners that provide reimbursement for certain advertising, cooperative marketing efforts and promotions. The Company generally accounts for such consideration from brand partners as a reduction of the related expense.
Research and Development
Research and development costs include payroll and related expenses for employees involved in the research and development of Pattern’s technology, development and design of Company websites and curation and display of products available on third-party marketplaces.
Stock-Based Compensation
The Company records compensation expense for all equity-classified stock-based awards, including restricted stock units (“RSUs”) and those issued under the Company’s employee stock purchase plan (“ESPP”), based on the grant date fair value of the awards. The Company’s RSUs granted prior to the Company’s IPO generally have both a service-based and performance-based vesting condition with expense recognized using the accelerated method. No stock-based compensation expense was recognized for these awards prior to the Company’s IPO as the performance condition was determined as not probable of being met. The Company’s RSUs granted following the Company’s IPO generally have only a service-based vesting condition with expense recognized ratably over the service period. Additionally, we have stock-based compensation awards that are expected to settle in cash. These liability-classified awards are remeasured to fair value at the end of each reporting period until settlement or expiration. The Company has elected to account for forfeitures of awards as they occur. See Note 12—Stock-Based Compensation for more information.
The fair value of the ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model. The determination of fair value incorporates the Company’s stock price and assumptions regarding expected stock price volatility, expected term, risk-free interest rate and expected dividends, which requires the use of judgment. The Company recognizes compensation expense related to the ESPP on a straight-line basis over the offering period, which is the requisite service period. See Note 12—Stock-Based Compensation for more information.

Earnings per share
Basic and diluted earnings per share (“EPS”) are calculated using the Company’s weighted-average shares outstanding of common stock, Founder Voting Preferred Stock, Founder Non-Voting Preferred Stock, Series A common stock and Series B common stock. The Founder Voting and Founder Non-Voting Preferred Stock are considered to be common stock equivalents for purposes of calculating EPS as they share equally with common stock in the liquidation of the Company’s net assets and do not contain an economic preference. The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders are the same for both Series A and Series B common stock on both an individual and combined basis.
The dilutive effect of Series A Preferred Stock is reflected in diluted earnings per share by application of the more dilutive of the two-class method and if-converted method (two-class method only applies for periods of net income). The dilutive effect of Series B Preferred Stock is reflected in diluted earnings per share under the if-converted method, if dilutive. The if-converted method is calculated by assuming conversion at the beginning of the period or date of issuance, if later; and therefore, no dividend preference would accrue to the Series B Preferred Stock. Restricted stock units (“RSUs”) subject to conditions other than service conditions are considered contingently issuable shares and are included in the computation of dilutive shares only to the extent that the underlying performance condition is satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method (see Note 12—Stock-Based Compensation for more information).
The following table sets forth the computation of earnings per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except per share data)	2023	2024	2025
Net income	$41,264	$67,856	$16,246
Income allocable to participating Series A Preferred Stock	3,441	7,373	—
Series B Preferred Stock dividend - undeclared	17,992	17,992	8,922
Reversal of cumulative Series B Preferred Stock undeclared dividends upon redemption of Series B Preferred Stock	—	—	(67,350)
Deemed dividend for redemption of Series B Preferred Stock	—	—	231,281
Net income (loss) attributable to common stockholders	$19,831	$42,491	$(156,607)
Weighted-average shares outstanding:
Basic and Diluted	90,767	90,769	114,998
Net income (loss) attributable to common stockholders
Basic and Diluted	$0.22	$0.47	$(1.36)
The following instruments outstanding (prior to consideration of the treasury stock or if-converted methods) as of period end were not reflected in diluted EPS as their effect for the periods presented would be anti-dilutive or the instruments were not exercisable for potential common shares for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Series B Preferred Stock	13,216	13,216	—
RSUs	15,149	17,589	8,088
ESPP	—	—	159
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The Company’s cash equivalents are carried at cost, which approximates fair value and are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices. As of December 31, 2025, the Company did not have any restricted cash balances.

Accounts Receivable, net
Accounts receivable, net are comprised of receivables from the various online marketplaces, brand partners and other receivables, including consulting clients and business-to-business sales. Accounts receivable are stated at the invoiced amount and are non-interest-bearing.
The following table summarizes the Company’s accounts receivable balance:

	December 31,
(in thousands)	2024	2025
Amazon.com	$54,246	$85,842
Brand partner receivables	43,269	73,279
Other receivables	11,199	21,934
Allowance for doubtful accounts	(1,788)	(3,841)
Accounts receivable, net	$106,926	$177,214
The following table summarizes the additions and deductions to the Company’s allowance for doubtful accounts:

	December 31,
(in thousands)	2024	2025
Balance, beginning of period	$2,022	$1,788
Net change in allowance	667	2,542
Write-offs	(901)	(489)
Balance, end of period	$1,788	$3,841
Inventory
The Company’s inventories represent finished good products that are available for sale. Inventory is accounted for using the average cost method and is stated at the lower of cost or net realizable value.
The Company periodically evaluates the composition of its inventory and recognizes adjustments when the cost of inventory is not expected to be fully recoverable. The market value of inventory is estimated by considering current and anticipated demand based on historical sales, buying trends and the method of disposal for aged inventory, such as through sales to individual customers, returns to brand partners, liquidations and expected recoverable values of each disposition category.
An inventory reserve to reduce the value of inventory by $7.9 million and $8.5 million was recorded within inventory on the consolidated balance sheets as of December 31, 2024 and 2025, respectively.
Concentration Risks
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held at high credit quality financial institutions, which at times may exceed federally insured amounts.
The Company primarily generates revenue from customers located in the U.S. and international markets who purchase the Company’s products on third-party online marketplaces. The Company regularly reviews the financial condition of the online marketplaces to ensure their ability to collect funds from customers and remit these funds to the Company.
Additionally, the Company has receivables from brand partners and other customers. The Company conducts ongoing evaluations of customers and brand partners financial conditions and may require advance payment to mitigate potential credit risks.
No customer accounted for greater than 10% of the Company’s accounts receivable or revenue as of and for the year ended December 31, 2024 and 2025. One online marketplace represented 51% and 48% of the Company’s accounts receivable as of December 31, 2024 and 2025, respectively. The same online marketplace accounted for 93%, 94% and 93% of the Company’s revenue for the years ended December 31, 2023, 2024 and 2025 respectively.

The Company relies on brand partners for its inventories. A significant disruption in the operations of certain of these brand partners could impact the Company’s product sales for a substantial period of time, which may have a material adverse effect on the Company’s business, financial condition and results of operations.
Two brand partners accounted for 17% and 11% of inventory purchases for the year ended December 31, 2024 and 17% and 17% for the year ended December 31, 2025.
Property and Equipment, net
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Repairs and maintenance costs that do not extend the useful life or improve the related asset are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset or the remaining lease term, if shorter. The estimated useful lives of property and equipment are as follows:

Useful life
Furniture and fixtures	5 years
Machinery and equipment	4-10 years
Computer equipment	3 years
Internal-use software	3 years
Buildings	30 years
Vehicles	4 years
Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company determines if an arrangement is, or contains, a lease at contract inception. The Company’s operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, non-current in the accompanying consolidated balance sheets.
Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the applicable lease term discounted using the Company’s IBR. Operating lease right-of-use assets include any lease payments made or incentives provided by the lessor. As the leases do not provide an implicit rate, the IBR used is estimated based on what the Company would have to pay on a collateralized basis over a similar term as the lease. Lease payments include fixed payments and any variable payments based on an index or rate and are recognized as lease expense on a straight-line basis over the term of the lease.
Internal-Use Software
Internal-use software costs include costs to develop software to be used to meet internal needs. Development costs are capitalized for these software applications once the preliminary project stage is complete, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal-use software costs, net of accumulated amortization is included in property and equipment, net in the consolidated balance sheets and was $13.5 million and $15.8 million as of December 31, 2024 and 2025, respectively.
Impairment of Long-Lived Assets
When there are indicators of potential impairment, the Company evaluates recoverability of the carrying values of property and equipment and right-of-use assets by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds its fair value. During years ended December 31, 2023, 2024 and 2025, the Company did not identify any indicators of impairment, and no impairment charges were recorded.

Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs incurred by the Company are recognized as an expense in operations, general and administrative expenses within the consolidated statements of operations.
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement within the measurement period.
During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information about facts and circumstance that existed at the date of acquisition and reevaluates these estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill, provided that it is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Goodwill
Goodwill represents the excess of the aggregate purchase consideration over the fair value of net assets acquired in a business combination. The Company performs an impairment analysis annually as of October 1st, or whenever events or circumstances indicate that the fair value of goodwill has been impaired. The Company performs goodwill impairment tests at the reporting unit level.
Acquired Intangible Assets
Identifiable acquired intangible assets consist primarily of acquisition-related trademarks, customer relationships and developed technology to enable the Company to serve brand partners more effectively. The appropriate useful life of intangible assets is determined by performing an analysis of expected cash flows of the acquired assets. Intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful life:

Useful life
Developed Technology	3-5 years
Customer relationships	1-10 years
Tradename	5-10 years
Non-competition agreements	2-3 years
Domain name	15 years
Provision for Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. The Company operates in various tax jurisdictions and is subject to audit by various tax authorities.
Deferred income tax balances reflect the anticipated future effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes it is more likely than not they will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent cumulative loss experience and expectation of future earnings, the carry-forward periods available for tax reporting purposes, reversal of temporary differences and other relevant factors.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating the related tax benefits, which may require periodic adjustment and which may not accurately forecast actual outcomes. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of the income tax provision.
The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two became effective beginning in calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have either adopted legislation or are in the process of introducing legislation to implement Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, the Company’s analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.
The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB makes changes to the U.S. corporate income tax, including immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025. The main impact of OBBB for our company is the timing changes to when certain expenses can be deducted, which does not impact the estimated annual effective tax rate. As such, OBBB does not have a material impact on our estimated annual effective tax rate in 2025.
Foreign Currency Translation
The reporting currency of the Company is the U.S. dollar. The functional currency for the Company’s subsidiaries is generally the same as the local currency. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date, and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expenses are translated at average rates prevailing throughout the period. Realized gains or losses from foreign currency transactions and settlements are included in other income (expense), net in the consolidated statements of operations. Net realized foreign exchange gains and losses were not material for the years ended December 31, 2023, 2024 and 2025. Unrealized gains or losses from foreign currency remeasurement are included in other comprehensive income (loss).
Fair Value Measurement
The Company measures and reports certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, U.S. GAAP has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs.
This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. Entities must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The Company adopted the requirement of ASU 2023-09 on a prospective basis for the year ended December 31, 2025 as reflected in Note 13—Provision for Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies and enhances the guidance related to the form, content and disclosure requirements of interim financial statements. The amendments reorganize and codify certain interim disclosure requirements, incorporate disclosure guidance from other Topics into ASC 270, and establish a disclosure principle requiring entities to provide disclosures about events and transactions occurring after the most recent annual reporting period that materially affect the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively, in whole or in part. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

3. Property and Equipment, net
Property and equipment consisted of the following:

	December 31,
(in thousands)	2024	2025
Internal-use software	$31,353	$42,459
Machinery and equipment	6,394	13,403
Computer equipment	5,435	7,625
Leasehold improvements	4,459	6,849
Land	3,984	3,984
Furniture and fixtures	2,677	3,501
Purchased Software	1,296	1,301
Assets under construction	4,147	503
Buildings	334	334
Vehicles	56	90
Total property and equipment	60,135	80,049
Less: accumulated depreciation and amortization	(25,100)	(38,962)
Property and equipment, net	$35,035	$41,087
Depreciation and amortization expense related to property and equipment was $8.4 million, $11.8 million and $14.3 million for the year ended December 31, 2023, 2024 and 2025, respectively.
4. Business Acquisitions
On December 1, 2025, the Company completed the acquisition of 100% of the outstanding stock of ROI Hunter a.s., a Czech joint stock corporation (“ROI Hunter”). The acquisition of ROI Hunter expands the Company’s product offerings and enhances its market presence in the advertising intelligence platform sector. On December 18, 2025, the Company completed the acquisition of 100% of the outstanding stock of iDesign Technology USA LLC (“iDesign”). The acquisition of iDesign expands the Company’s product offerings and enhances its market presence in the digital media, influencer marketing and content-creation sectors. These transactions are expected to generate synergies through the integration of the acquired proprietary technologies and customer relationships. These acquisitions were accounted for as a business combination in accordance with ASC 805, Business Combinations.
The following tables summarize the consideration paid for the acquired entities and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(in thousands)	Amount
Cash	$25,120
Deferred acquisition consideration	1,628
Fair value of total consideration transferred	$26,748

(in thousands)	Amount
Cash and cash equivalents	$5,824
Accounts receivable	2,574
Prepaid expenses and other	263
Property and equipment	120
Intangible assets	13,628
Other non-current assets	206
Accounts payable	(931)
Accrued liabilities	(3,863)
Deferred tax liabilities	(2,904)
Total identifiable net assets	$14,917
Goodwill	11,831
Fair value of total consideration transferred	$26,748
The deferred acquisition consideration represents a liability for indemnification holdbacks that is expected to be paid to the sellers through annual installments ending in December 2028, subject to adjustment under the terms of the agreement.
The goodwill acquired represents the excess of the purchase price over the fair value of net identifiable assets acquired and is attributable to expected synergies, assembled workforce and future growth opportunities. The goodwill acquired is not deductible for tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands, except for years data)	Acquisition Date Fair Value	Useful Life at Acquisition (in years)
Developed technology	$5,425	3
Customer relationships	4,391	1-5
Tradenames	1,538	5
Non-competition agreements	2,274	3
Intangible assets, net	$13,628
The fair values of the acquired intangible assets are provisional pending receipt of the final valuations for those assets. The financial results of ROI Hunter and iDesign from their respective acquisition dates through December 31, 2025, were not material to our Consolidated Statements of Operations, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the ROI Hunter and iDesign acquisitions were not material to our Consolidated Statements of Operations.
5. Goodwill & Intangible Assets
Goodwill
The goodwill resulting from the acquisition activity is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill resulting from the acquisition activity is generally not deductible for tax purposes.

The following table summarizes our goodwill activity:

(in thousands)	Amount
Goodwill - December 31, 2023	$25,938
Acquisition activity	—
Goodwill - December 31, 2024	25,938
Acquisition activity	11,831
Goodwill - December 31, 2025	$37,769
Intangible Assets, net
Intangible assets, net consisted of the following:

	December 31, 2024
(in thousands, except for years data)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,284	$(4,026)	$3,258	2.3
Customer relationships	3,619	(1,893)	1,726	3.8
Tradenames	3,111	(1,705)	1,406	4.0
Non-competition agreements	1,907	(1,535)	372	0.5
Domain names	234	(90)	144	9.3
Intangible assets, net	$16,155	$(9,249)	$6,906

	December 31, 2025
(in thousands, except for years data)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,713	$(5,482)	$7,231	2.5
Customer relationships	5,036	(334)	4,702	4.6
Tradenames	3,964	(1,606)	2,358	4.4
Non-competition agreements	4,121	(1,847)	2,274	3.0
Domain names	234	(105)	129	8.0
Intangible assets, net	$26,068	$(9,374)	$16,694
Amortization expense recorded for intangible assets was approximately $3.7 million, $3.1 million and $2.5 million for the years ended December 31, 2023, 2024 and 2025, respectively.
The expected future amortization expense for intangible assets as of December 31, 2025 is as follows:

(in thousands)	Amount
2026	$5,660
2027	4,583
2028	4,031
2029	1,194
2030	1,178
Thereafter	48
Total amortization expense	$16,694

6. Other Assets and Liabilities
Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
(in thousands)	2024	2025
Deferred tax asset, net	$7,976	$27,013
Security deposits	2,605	4,337
Other assets	3	—
Other non-current assets	$10,584	$31,350
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2025
Tax liabilities	$418	$3,567
Deferred acquisition consideration	—	1,628
Payroll liabilities	4,885	—
Other liabilities	—	898
Other non-current liabilities	$5,303	$6,093
7. Operating Leases
The Company has entered into various non-cancelable operating lease agreements, primarily for the use of office and warehouse space, expiring at various dates through 2037. The Company’s right-of-use assets and lease liability include options to extend or terminate the lease when it is reasonably certain they will be exercised. The Company considers these options in determining the lease term on a lease-by-lease basis. The Company separately accounts for lease components and non-lease components. None of the Company’s lease agreements contain material non-lease components, residual value guarantees or restrictive covenants. The Company has elected an accounting policy to not recognize short-term leases, which have a lease term of twelve months or less, on the consolidated balance sheets. The Company does not have any material short-term lease cost or leases with variable lease costs. Lease expense primarily related to operating lease costs and were included within operations, general and administrative and sales and marketing expenses in the consolidated statements of operations. The Company recorded lease expense of $5.6 million, $7.1 million and $9.3 million for the years ended December 31, 2023, 2024 and 2025, respectively.
Lease Term and Discount Rate
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	December 31,
	2024	2025
Weighted-average remaining lease term	7.8 years	6.0 years
Weighted-average discount rate	6.13%	6.44%

Maturity of Lease Liabilities
The future minimum lease payments under the Company’s operating lease liabilities as of December 31, 2025 is as follows:

(in thousands)	Amount
2026	$10,498
2027	6,601
2028	4,787
2029	3,773
2030	2,097
Thereafter	10,761
Total undiscounted lease payments	38,517
Less: imputed interest	7,682
Present value of lease liabilities	30,835
Less: operating lease liabilities, current	(8,826)
Operating lease liabilities, non-current	$22,009
The following table provides a summary of supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Cash payments included in operating cash flows for lease arrangements	$6,119	$7,410	$9,102
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,013	$17,372	$9,420
8. Credit Facilities
The Company is party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement, dated September 4, 2025. The outstanding balance under the Company’s revolving line of credit facility was zero as of December 31, 2025 and the amount available to draw to was $150.0 million as of December 31, 2025. The revolving line of credit has a maturity date in September 2030 and will bear interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. The commitment fees on the unused portion range from 0.20% to 0.25%.
The Company’s credit agreement contains various financial, affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all covenants outlined in the agreement.
9. Fair Value Measurements
The following table summarizes by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$139,500	$—	$—

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$243,663	$—	$—
The Company’s remaining liabilities measured at fair value on a recurring basis were immaterial for the periods presented.

10. Convertible Preferred Stock
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
In addition, immediately prior to the completion of the IPO, 13,215,614 shares of Series B Preferred Stock were converted into an aggregate of 32,129,232 shares of Series A common stock in accordance with the original fixed-percentage conversion feature based on the IPO price, after giving effect to the Series B conversion rights. Under the Series B conversion rights, each share of Series B Preferred Stock converted into a number of shares of Series A common stock determined by dividing the original issue price of such share by the lesser of (a) the original issue price of such share (subject to certain anti-dilution adjustments) and (b) the IPO price per share discounted by 50.0% (the “Series B Preferred Special Conversion Ratio”). Accordingly, the conversion of the Series B Preferred Stock was accounted for as a redemption. As a result of this redemption feature, the fair value of the Series A common stock issued exceeded the carrying amount of the Series B Preferred Stock redeemed, resulting in a non-cash deemed dividend of $163.9 million during the year ended December 31, 2025, inclusive of a $67.4 million adjustment for cumulative undeclared dividends previously reported through June 30, 2025. The deemed dividend reduced earnings available to common shareholders in EPS and reduced retained earnings by $94.4 million as of December 31, 2025 with the residual amount charged against additional paid-in capital as the Company did not have sufficient retained earnings to absorb the full amount of the deemed dividend at the time of redemption.
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
The following table summarizes redeemable Convertible Preferred Stock prior to the conversion into common stock upon completion of the IPO:

(in thousands, except per share data)	Original Issuance Date	Shares authorized	Shares issued and outstanding	Issuance price per share	Aggregate liquidation preference	Net carrying value
Series A Preferred Stock	May 2020	15,750	15,750	$7.44	$117,184	$52,073
Series B Preferred Stock	September 2021	13,222	13,216	17.01	292,255	218,528
Total		28,972	28,966		$409,439	$270,601
Dividends
The holders of Series B Preferred Stock were entitled to cumulative dividends at a rate of 8.0% of the original issue price, or $17.01 per share, if and when declared by the Company’s board of directors. The holders of Series B Preferred Stock were entitled to receive dividends on a pari passu basis, prior to and in preference to any dividends to common stockholders. After the IPO and conversion, these dividend rights ceased, and there were no accrued and unpaid dividends as of December 31, 2025.
There were no dividends declared or paid during the years ended December 31, 2024 and 2025.
11. Stockholders’ Equity
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
Founder Preferred Stock Amendment
In August 2025, the Company, following approval by its board of directors, amended its Certificate of Incorporation to revise the conversion terms of the Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock (collectively, the “Founder Preferred Stock”) (the “Founder Preferred Stock Amendment”). The revised terms provided that upon completion of an IPO, the Founder Preferred Stock would convert into Series B common stock or Series A common stock, as applicable, at a ratio that would limit the dilution impact on the holders of such stock to 3.33%, as a result of the special conversion ratio applicable to the Series B Preferred Stock in connection with an IPO, provided, no adjustment will be made for any incremental dilution that exceeds 9.00% (see Note 10—Convertible Preferred Stock for additional information on the Series B Preferred Stock conversion rights). If an IPO was not completed by December 31, 2025, the Founder Preferred Stock would have reverted to its original 1:1 conversion ratio into Series B common stock or Series A common stock, as applicable. The Founder Preferred Stock were considered to be common stock equivalents for purposes of calculating EPS given that they share equally with common stock in the liquidation of the Company’s net assets. Accordingly, the amended terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock (“the Founder Preferred Stockholders”) and, as a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value associated with the modified terms within the caption stock amendment expense on our consolidated statement of operations. The conversion of the Founder Preferred Stock under the amended conversion rights was accounted for as an equity conversion with no gain, loss or deemed dividend recognized.
Common Stock Authorized, Issued and Reserved
The Company has reserved the following shares of common stock for future issuance:

(in thousands)	December 31, 2025
Shares available under the 2019 and 2025 Equity Incentive Plans	25,270
Shares available under the 2025 Employee Stock Purchase Plan	3,086
Total shares of common stock reserved	28,356
Common shares outstanding	176,394
Authorized but not reserved	2,095,250
Total common shares authorized	2,300,000

12. Stock-Based Compensation
Stock-based compensation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Operations, general and administrative	$(206)	$—	$52,530
Sales and marketing	—	—	24,716
Research and development	—	—	20,042
Total stock-based compensation	$(206)	$—	$97,288
Compensation expense associated with cash-settled restricted stock units was $2.3 million for the year ended December 31, 2025 and was included in operations, general and administrative in the consolidated statements of operations.
Stock Award Plans
In January 2019, Pattern Group Inc. adopted the 2019 Equity Incentive Plan (as amended, the “2019 Plan”). Under the 2019 Plan, the board of directors may grant stock options, restricted stock, RSUs, stock appreciation rights or a dividend equivalent to eligible employees, officers, non-employee directors and consultants. Under the 2019 Plan, these RSUs granted to employees and directors included both service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied by the IPO.
In connection with the IPO, the board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective upon the date immediately preceding the date on which the registration statement was declared effective by the SEC. Under the 2025 Plan, the board of directors may grant stock options, restricted shares, RSUs, stock appreciation rights, dividend equivalent rights and cash bonuses to eligible employees, officers, non-employee directors and consultants. Following the IPO, outstanding RSUs under both the 2019 Plan and 2025 Plan include only a service-based vesting condition. The service-based vesting condition is generally satisfied by rendering continuous service, generally for 4 years, during which time a quarter of the award vests annually.
Restricted Stock Units
The following table summarizes the RSU activity (excluding the executive incentive agreement described below):

(in thousands, except per share fair values)	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	12,801	$2.16
Granted	3,100	$7.67
Vested	—	$—
Cancelled/Forfeited	(752)	$2.85
Outstanding at December 31, 2023	15,149	$3.26

Granted	3,399	$12.94
Vested	—	$—
Cancelled/Forfeited	(959)	$7.72
Outstanding at December 31, 2024	17,589	$4.88

Granted	5,393	$16.30
Vested	(14,092)	$3.65
Cancelled/Forfeited	(720)	$12.43
Outstanding at December 31, 2025	8,170	$13.89

Under the 2019 Plan, the Company records stock-based compensation expense in connection with RSUs based on the fair market value of its common stock (as described further below) on the grant date using the accelerated attribution method when it is probable the performance-based vesting condition will be achieved. Under the 2025 Plan, the Company records stock-based compensation expense in connection with RSUs based on the fair market value of its common stock (as quoted on the Nasdaq Global Select Market) on the grant date, ratably over the requisite service period of the award. Upon vesting of RSUs, the Company withholds shares from employees to satisfy the employee portion of payroll tax obligations (“net share settlement”) which are classified as a financing activity in the consolidated statement of cash flows.
The valuation of RSUs granted under the 2019 Plan, was determined in accordance with the guidance provided by the American Institute of American Institute of Certified Public Accountants in its Accounting & Valuation Guide. An equity value was estimated using a weighted average of the guideline public company method and the backsolve method (market approaches). These methods considered information from a selection of comparable publicly traded companies and the Company’s historical Series A and Series B Preferred Stock transactions. For the public company method, valuation multiples were calculated from selected company operating data to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with characteristics similar to the Company. These valuation multiples were evaluated and adjusted based on the strengths and weaknesses of the Company relative to those of the selected guideline companies. The multiples are applied to the Company’s operating data to arrive at a relative indication of fair value. Enterprise value was next allocated to differing security holders in the capitalization schedule using the Option Pricing Method (the “OPM”). The OPM utilized breakpoints based on various terms of the stockholder agreements upon liquidation of the enterprise, the level of seniority among the securities, dividend policy, conversion ratios and cash allocations. Estimated volatility ranged from 55% to 60% and the discount for lack of marketability ranged from 14.8% to 20.0%.
Application of the valuation procedures for RSUs granted under the 2019 Plan involved the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding expected future revenue and EBITDA, market multiples, the selection of comparable companies, the lack of marketability of the Company’s common stock, precedent transactions involving the Company’s shares, market performance of comparable publicly traded companies, U.S. and global capital market conditions and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact the valuations as of each valuation date and may have a material impact on the valuation of the Company’s common stock.
The total unrecognized stock-based compensation expense related to these awards was $66.8 million as of December 31, 2025 and the weighted-average remaining requisite service period is 2.98 years.
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
Employee Stock Purchase Plan
The 2025 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors on September 9, 2025, was approved by the Company’s stockholders on September 9, 2025, and became effective on the date immediately preceding the date on which the registration statement was declared effective by the SEC. The ESPP initially reserves and authorizes the issuance of up to a total of 3,086,351 shares of Series A common stock to participating employees. Each employee who is a participant in the ESPP will be able to purchase shares by authorizing payroll deductions of up to 15% of his or her eligible compensation during an offering period. The ESPP provides for a 6-month offering periods beginning December 1 and June 1 of each year, beginning on December 1, 2025.
Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares of Series A common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Series A common stock determined by dividing $25,000 by the fair market value of the Series A common stock on the first day of the offering may be purchased by any one employee during any offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of Series A common stock, valued at the start of the purchase period, under the ESPP in any calendar year. An employee’s rights under the ESPP will terminate upon voluntary withdrawal from the plan or when the employee ceases employment with the Company for any reason. The ESPP may be terminated or amended by the board of directors at any time.
There were $0.3 million of contributions into the ESPP during the year ended December 31, 2025 and no shares purchased under the ESPP during the year ended December 31, 2025. Stock-based compensation expense associated with the ESPP is included in the stock-based compensation expense table above. Stock-based compensation expense associated with the ESPP recognized during year ended December 31, 2025 and unrecognized stock-based compensation expense at December 31, 2025 was not material.
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
13. Provision for Income Taxes
Income tax provision (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Current:
U.S. Federal	$11,640	$19,279	$702
U.S. State	3,381	4,993	291
International	307	378	1,265
Total current provision	15,328	24,650	2,258
Deferred:
U.S. Federal	(37)	(921)	(17,454)
U.S. State	(112)	(95)	(2,133)
International	(102)	(255)	289
Total deferred benefit	(251)	(1,271)	(19,298)
Provision (benefit) for income taxes	$15,077	$23,379	$(17,040)
U.S. and international components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2024	2025
U.S. Federal & State	$62,229	$98,640	$12,513
International	(5,888)	(7,405)	(13,307)
Income (loss) before income taxes	$56,341	$91,235	$(794)

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025. The individual tax effect of foreign jurisdictions were not material for purposes of disaggregation for the year ended December 31, 2025:

	Year Ended December 31, 2025
(in thousands)	Amount	Percent
Income taxes computed at the federal statutory rate	$(167)	21.0%
State taxes, net of federal benefits(1)	(1,913)	240.9%
Foreign tax effects	4,348	(547.6)%
Tax Credits
Research and development credits (net of UTBs)	(3,409)	429.3%
Stock-based compensation tax benefit	(26,356)	3,319.4%
Other	253	(31.9)%
Non-taxable or non-deductible items:
Stock amendment expense	6,862	(864.2)%
162(m) limitation	3,342	(420.9)%
Benefit for income taxes	$(17,040)	2,146.1%
__________
(1)State taxes and local taxes in California, New York, Illinois, and Florida comprise the majority of this category.
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows for the year ended December 31, 2023 and 2024:

	Year Ended December 31,
(in thousands)	2023	2024
Income taxes computed at the federal statutory rate	$11,819	$19,160
Effect of:
Tax impact of foreign earnings	(236)	(490)
State taxes, net of federal benefits	2,566	3,822
Permanent differences	(61)	(554)
Change in valuation allowance	1,828	2,092
Uncertain tax positions	184	(15)
Research & development tax credit	(663)	(608)
Provision to return adjustments	(360)	(28)
Provision for income taxes	$15,077	$23,379
Below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(in thousands)	Year Ended December 31, 2025
U.S. Federal	$13,500
U.S. State and local	3,716
Foreign:
India	1,115
Other	137
Cash paid for income taxes	$18,468

Deferred income tax assets consisted of the following as of:

	December 31,
(in thousands)	2024	2025
Deferred tax assets:
Net operating losses	$7,303	$22,048
Stock-based compensation	—	10,862
Research & development credits	710	5,134
Inventory (UNICAP)	4,248	5,011
Operating lease liabilities	5,387	4,529
Accrued liabilities	3,132	2,439
Capitalized research costs	4,929	—
Other	10	23
Valuation allowance	(7,505)	(13,972)
Deferred tax assets	18,214	36,074
Deferred tax liabilities:
Depreciation and amortization	(5,046)	(5,727)
Operating lease right-of-use asset	(5,048)	(4,118)
Capitalized research costs	—	(1,482)
Prepaid expenses and other	(175)	(395)
Deferred tax liabilities	(10,269)	(11,722)
Net deferred tax assets	$7,945	$24,352
The Company recorded a valuation allowance of $7.5 million and $14.0 million as of December 31, 2024 and 2025, respectively, to reduce its deferred tax assets related to foreign net operating losses and Utah state research and development tax credits to their net realizable value. The Company has determined that as a result of uncertainty related to the usability of the net operating loss and research and development benefits a valuation allowance was required. Changes in the valuation allowance are detailed in the table below:

	December 31,
(in thousands)	2024	2025
Valuation allowance, beginning of period	$5,090	$7,505
Additions to valuation allowance	2,415	6,673
Reduction to valuation allowance	—	(206)
Valuation allowance, ending balance	$7,505	$13,972
The Company has net operating loss carryovers by jurisdiction as follows:

	December 31, 2025
(in thousands)	Amount	Expiration (year)
Federal	$40,457	N/A
U.S. State	$26,968	Various
Australia	$1,562	N/A
China	$4,002	2026
Czech Republic	$3,047	2026
Germany	$15,236	N/A
Singapore	$3,491	N/A
United Kingdom	$15,135	N/A
Other	$369	Various

The Company has the following tax credit carryover amounts:

	December 31, 2025
(in thousands)	Amount	Expiration (year)
Federal research & development	$3,409	2045
Utah research & development	$2,569	2033
The Company recognizes tax benefits from uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits:

	December 31,
(in thousands)	2024	2025
Unrecognized tax benefits, beginning of period	$505	$513
Increase (decrease) to unrecognized tax benefits taken in prior years	24	65
Increase to unrecognized tax benefits related to the current year	116	684
Decrease due to lapse of statute of limitations	(132)	(68)
Unrecognized tax benefits, end of period	$513	$1,194
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.5 million, $0.5 million and $1.2 million for the years ended December 31, 2023, 2024 and 2025, respectively. The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The amount of accrued penalties and interest included in the total balance of unrecognized tax benefits is insignificant in 2024 and 2025. The Company is generally no longer subject to income tax examinations by federal jurisdictions for years before 2022, state and local years before 2021 and foreign years before 2020.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company did not have any material future payments under non-cancelable purchase obligations.
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
As of December 31, 2025, the Company was not involved in any legal proceedings, individually or in the aggregate, that the Company believes are probably or reasonably possible to have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
15. Benefit Plan
The Company has an employee retirement benefit plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers employees who are U.S. citizens, are at least 21 years of age and have been employed by the Company longer than 90 days. The Company contributes a safe harbor match in an amount equal to employee contributions up to 3% of the participating employee’s compensation and matches an amount equal to half of the employee contributions between 3% and 5%. These contributions are subject to ERISA requirements. Total contributions by the Company to the Plan were $2.0 million, $2.5 million and $2.7 million during the years ended December 31, 2023, 2024 and 2025, respectively.
16. Related-Party Lease Agreement
iServe Investments, LLC
The Company leases certain office and warehouse space from a related party, iServe Investments, LLC, which is wholly owned by two majority stockholders. Total lease cost and related expenses for the lease was not material for the years ended December 31, 2023, 2024 and 2025.
17. Segment Information
The Company manages its business on a consolidated basis and operates as a single operating and reportable segment. The Company primarily derives its revenue in the United States by selling products to customers via online marketplaces.
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. Net income is used by the CODM to make key operating decisions by comparing actual net income to historical results and previously forecasted financial information. The CODM does not review assets in evaluating the results of the reportable segment.
The following table presents selected financial information with respect to the Company’s single operating and reportable segment:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Revenues	$1,366,417	$1,796,161	$2,501,315
Significant expenses:
Cost of goods sold	765,203	1,014,812	1,410,869
Fulfillment(1)	217,003	272,288	374,345
Marketplace commissions(2)	194,753	257,915	357,257
Sales, general and administrative(3)	116,574	138,345	194,045
Technology(4)	20,305	25,619	35,044
Share-based compensation and related taxes(5)	(206)	—	104,349
Stock amendment expense	—	—	32,676
Interest income, net	(2,849)	(6,066)	(7,422)
Other (income) expense, net	(707)	2,013	946
Provision (benefit) for income taxes	15,077	23,379	(17,040)
Net income	$41,264	$67,856	$16,246
__________
(1)Fulfillment include costs incurred from third-party fulfillment centers and cost to operate and staff the Company’s fulfillment centers, excluding share-based compensation and related taxes.
(2)Marketplace commissions includes referral fees charged by the various online marketplaces.
(3)Sales, general and administrative relate to employee headcount, excluding share-based compensation and related taxes, and other selling and general administrative costs.
(4)Technology represents items included in research in development within the consolidated statement of operations, excluding share-based compensation and related taxes, and the amortization of capitalized internally developed software costs.
(5)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
See Note 2—Summary of Significant Accounting Policies for additional information about revenue disaggregation.

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	December 31,
(in thousands)	2024	2025
U.S.	$53,399	$54,596
International	9,513	14,655

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
85

Item 9B. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

86

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is included in our Proxy Statement relating to our 2026 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (our “2026 Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is included in our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by this Item is included in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is included in our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item is included in our 2026 Proxy Statement.
87

Part IV
Item 15. Exhibits, Financial Statements Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under Part II, Item 8, Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8, Financial Statements and Supplementary Data.
(3) Exhibits:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pattern Group Inc.	8-K	001-42852	3.1	9/24/2025
3.2	Amended and Restated Bylaws of Pattern Group Inc.	8-K	001-42852	3.2	9/24/2025
4.1	Description of Securities					X
4.2	Form of Series A common stock certificate of the Registrant	S-1/A	333-289810	4.1	9/10/2025
4.3	Amended and Restated Investors’ Rights Agreement, dated September 28, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-289810	4.2	8/22/2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-289810	10.1	9/10/2025
10.2#	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1/A	377-07612	10.2	3/17/2025
10.3#	2025 Equity Incentive Plan, and forms of award agreements thereunder.					X
10.4#	2025 Employee Stock Purchase Plan.					X
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-289810	10.19	9/10/2025
10.6#†	Executive Severance Plan, and form of participation letter thereunder.	S-1/A	333-289810	10.20	9/10/2025
10.7#	Offer Letter, dated November 19, 2020, by and between the Registrant and Jason Beesley.	S-1	333-289810	10.5	8/22/2025
10.8#	Stand-Alone Restricted Stock Unit Agreement, dated February 25, 2025.	S-1	333-289810	10.21	8/22/2025
10.9#	Restricted Stock Unit Agreement Cancellation Agreement, dated August 20, 2025.	S-1	333-289810	10.22	8/22/2025
10.10†	Credit Agreement, dated September 4, 2025, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders named therein.	S-1/A	333-289810	10.23	9/10/2025
88

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.11†	Lease by and between the Registrant and Innovation Pointe Three, LLC, dated May 5, 2020; First Amendment to Lease Agreement, dated February 16, 2021; Second Amendment to Lease Agreement, dated July 27, 2023.	S-1	333-289810	10.15	8/22/2025
10.12†	Sublease by and between the Registrant and Route App, Inc., dated July 27, 2023.	S-1	333-289810	10.16	8/22/2025
10.13	Lease by and between the Registrant and Dugan Financing LLC, dated July 24, 2020; First Lease Amendment, dated March 3, 2021.	S-1	333-289810	10.17	8/22/2025
10.14†	Standard Industrial Lease Agreement by and between the Registrant and Columbia Nevada Carey Industrial, LLC, dated June 19, 2024.	S-1	333-289810	10.18	8/22/2025
19.1	Pattern Group Inc. Insider Trading Policy.					X
21.1	Subsidiaries of the Registrant.	S-1/A	333-289810	21.1	9/10/2025
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Pattern Group Inc. Compensation Recovery Policy					X
89

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
101
The following financial information from Pattern Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Changes in Stockholders of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

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
*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.
90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERN GROUP INC.

Date: March 6, 2026	By:	/s/ David Wright
	Name:	David Wright
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2026	By:	/s/ Jason Beesley
	Name:	Jason Beesley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Wright, Melanie Alder, Jason Beesley and Ben Craven, and each of them individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wright	Co-founder, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2026
David Wright

/s/ Melanie Alder	Co-founder, Chief Strategy Officer and Director	March 6, 2026
Melanie Alder

/s/ Jason Beesley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2026
Jason Beesley

/s/ John Bailey	Director	March 6, 2026
John Bailey

/s/ Daniel Gay	Director	March 6, 2026
Daniel Gay

/s/ Scott Hilton	Director	March 6, 2026
Scott Hilton

/s/ Ann Mather	Director	March 6, 2026
Ann Mather

/s/ Susan Taylor	Director	March 6, 2026
Susan Taylor

91