Form 10-Q
period 2026-03-31
Pattern Group Inc.
filed 2026-05-07
CIK 1811935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The registrant had outstanding 155,163,575 shares of Series A common stock, par value $0.001 per share, and 21,702,510 shares of Series B common stock, par value $0.001 per share, as of May 4, 2026.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements contained in this Quarterly Report on Form 10‑Q may include, but are not limited to, statements about:
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
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•our investments in selling and marketing efforts;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management and our ability to identify, recruit and integrate strategic personnel hires;
•our ability to effectively manage our growth;
•our ability to provide a quality purchasing experience for our consumers;
•our ability to purchase products from our brand partners (including expanding product selection);
•our ability to enhance and innovate our technology;
•our investments in technology;
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
The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this
ii

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
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2026
Revenues	$540,406	$773,727
Operating expenses:
Cost of goods sold	304,600	433,494
Operations, general and administrative	100,076	145,748
Sales and marketing	100,679	143,726
Research and development	5,643	11,188
Total operating expenses	510,998	734,156
Operating income	29,408	39,571
Interest income, net	1,517	2,254
Other expense, net	(161)	(282)
Income before income taxes	30,764	41,543
Provision for income taxes	7,962	12,330
Net income	$22,802	$29,213
Adjustments to net income attributable to common stockholders (Note 2)	7,156	—
Net income attributable to common stockholders	$15,646	$29,213

Net earnings per share attributable to common stockholders (Note 2):
Basic	$0.17	$0.17
Diluted	$0.17	$0.16

Weighted-average common shares outstanding:
Basic	90,591	176,839
Diluted	90,591	179,458
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2026
Net income	$22,802	$29,213
Other comprehensive loss:
Unrealized loss on foreign currency translation	(8)	(205)
Total other comprehensive loss	(8)	(205)
Comprehensive income	$22,794	$29,008
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net income	$22,802	$29,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,045	5,418
Stock-based compensation	—	7,941
Other	—	(76)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	22,715	35,937
Inventory	21,930	(5,440)
Prepaid expenses and other current assets	(5,261)	9,270
Other non-current assets	(654)	76
Operating leases, net	(2)	(498)
Accounts payable	(27,612)	(11,100)
Accrued expenses	9,303	628
Other liabilities	1,134	1,212
Net cash provided by operating activities	48,400	72,581
Cash flows from investing activities:
Purchases of property and equipment	(5,228)	(9,263)
Net cash used in investing activities	(5,228)	(9,263)
Cash flows from financing activities:
Payment of taxes withheld upon vesting of restricted stock	—	(4,638)
Repurchases of common stock	—	(3,618)
Net cash used in financing activities	—	(8,256)
Effect of exchange rates on cash and cash equivalents	(7)	111
Net change in cash and cash equivalents	43,165	55,173
Cash and cash equivalents at beginning of the period	175,615	289,049
Cash and cash equivalents at end of the period	$218,780	$344,222
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	December 31, 2025	March 31, 2026
Assets
Current Assets:
Cash and cash equivalents	$289,049	$344,222
Accounts receivable, net of allowance	177,214	141,279
Inventory	294,737	299,750
Prepaid expenses and other current assets	31,575	22,230
Total current assets	792,575	807,481
Property and equipment, net	41,087	46,417
Intangible assets, net	16,694	15,294
Goodwill	37,769	37,841
Operating lease right-of-use assets	28,164	28,898
Other non-current assets	31,350	31,265
Total assets	$947,639	$967,196
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$274,977	$263,861
Accrued expenses	53,818	54,445
Operating lease liabilities, current	8,826	9,027
Other current liabilities	921	2,169
Total current liabilities	338,542	329,502
Operating lease liabilities, non-current	22,009	22,044
Other non-current liabilities	6,093	5,962
Total liabilities	366,644	357,508
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A common stock, $0.001 par value: 2,200,000 and 2,200,000 shares authorized, respectively; 154,691 and 154,939 shares issued and outstanding, respectively	155	155
Series B common stock, $0.001 par value: 100,000 and 100,000 shares authorized, respectively; 21,703 and 21,703 shares issued and outstanding, respectively	22	22
Additional paid-in capital	551,648	551,333
Accumulated other comprehensive income	448	243
Retained earnings	28,722	57,935
Total stockholders' equity	580,995	609,688
Total liabilities and stockholders' equity	$947,639	$967,196
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2024	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(985)	$106,855	$108,724
Net income	—	—	—	—	—	—	—	—	—	—	22,802	22,802
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Balance, March 31, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(993)	$129,657	$131,518

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2025	—	$—	154,691	$155	21,703	$22	—	$—	$551,648	$448	$28,722	$580,995
Net income	—	—	—	—	—	—	—	—	—	—	29,213	29,213
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,941	—	—	7,941
Issuance of Series A common stock upon vesting of RSUs	—	—	560	1	—	—	—	—	(1)	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	—	—	—	—	—	—	—	—	(4,638)	—	—	(4,638)
Repurchase of common stock	—	—	(312)	(1)	—	—	—	—	(3,617)	—	—	(3,618)
Balance, March 31, 2026	—	$—	154,939	$155	21,703	$22	—	$—	$551,333	$243	$57,935	$609,688
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
Pattern Group Inc. and its wholly owned subsidiaries (collectively “Pattern” or the “Company”) is a global ecommerce accelerator that leverages its technology platform, data science, and on-demand experts to help brands grow their ecommerce marketplace sales. The Company purchases inventory from its brand partners to sell to consumers, allowing it to manage merchandising, pricing, logistics, and customer experience.
The Company’s brand partners operate across a variety of industries, including health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors, and consumer electronics.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Management believes that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year due to seasonal and other factors.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and judgments on an ongoing basis.
Significant estimates include, but are not limited to, net realizable value of inventory, allowance for sales returns, allowance for doubtful accounts, valuation allowances on deferred tax assets, fair value of reporting units in evaluating goodwill for impairment, fair value of assets acquired and liabilities assumed in business combinations, the valuation of stock-based awards, fair value of common stock and the incremental borrowing rate (“IBR”) used to measure operating lease liabilities.
The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.
Revenue
The following table presents the Company’s revenues disaggregated by source of revenue:

	Three Months Ended March 31,
(in thousands)	2025	2026
Amazon.com	$478,788	$651,122
Amazon marketplaces, international	29,135	51,361
Other online marketplaces and channels	27,322	57,156
SaaS, logistics and other revenue	5,161	14,088
Revenues	$540,406	$773,727

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended March 31,
(in thousands)	2025	2026
U.S.	$495,430	$683,416
International	44,976	90,311
Revenues	$540,406	$773,727
During the year ended December 31, 2025, the Company updated its methodology for determining the geographic classification of revenue to better align with the country in which the marketplace is domiciled and how management evaluates regional performance. As a result, the Company has recast the prior period revenue by geographic region to conform to the current period presentation. This change affected only the allocation of revenue between geographic regions and did not impact total consolidated revenues, operating results, or cash flows for any period presented.
The U.S. was the only individual country accounting for more than 10% of total revenue.
Earnings per share
Basic and diluted earnings per share (“EPS”) are calculated using the Company’s weighted-average shares outstanding of common stock, Founder Voting Preferred Stock, Founder Non-Voting Preferred Stock, Series A common stock and Series B common stock. The Founder Voting and Founder Non-Voting Preferred Stock are considered to be common stock equivalents for purposes of calculating EPS as they share equally with common stock in the liquidation of the Company’s net assets and do not contain an economic preference. The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income attributable to common stockholders are the same for both Series A and Series B common stock on both an individual and combined basis.
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
The following table sets forth the computation of earnings per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2026
Net income	$22,802	$29,213
Income allocable to participating Series A Preferred Stock	2,720	—
Series B Preferred Stock dividend - undeclared	4,436	—
Net income attributable to common stockholders	$15,646	$29,213
Weighted-average shares outstanding:
Basic	90,591	176,839
Dilutive awards	—	2,619
Diluted	90,591	179,458
Net earnings per share attributable to common stockholders:
Basic	$0.17	$0.17
Diluted	$0.17	$0.16

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following instruments outstanding (prior to consideration of the treasury stock or if-converted methods) as of period end were not reflected in diluted EPS as their effect for the periods presented would be anti-dilutive or the instruments were not exercisable for potential common shares for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2026
Series B Preferred Stock	13,216	—
RSUs	27,592	1,417
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in thousands)	December 31, 2025	March 31, 2026
Amazon.com	$85,842	$54,963
Brand partner receivables	73,279	65,757
Other receivables	21,934	24,131
Allowance for doubtful accounts	(3,841)	(3,572)
Accounts receivable, net	$177,214	$141,279
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets arising from revenue transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the expedient, an entity may assume that the conditions existing as of the reporting date will not change over the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within that annual period, with early adoption permitted on a prospective basis. The Company adopted ASU 2025-05, electing the practical expedient, effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Early adoption is permitted, and the guidance may be applied prospectively or retrospectively, in whole or in part. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
3. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2025	March 31, 2026
Internal-use software	$42,459	$46,336
Machinery and equipment	13,403	13,572
Computer equipment	7,625	8,146
Leasehold improvements	6,849	6,829
Land	3,984	3,984
Furniture and fixtures	3,501	3,729
Assets under construction	503	4,641
Other property and equipment	1,725	697
Total property and equipment	80,049	87,934
Less: accumulated depreciation and amortization	(38,962)	(41,517)
Property and equipment, net	$41,087	$46,417
Depreciation and amortization expense related to property and equipment was $3.4 million and $4.0 million for the three months ended March 31, 2025 and 2026, respectively.
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
The following tables summarize the consideration paid for the acquired entities and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(in thousands)	Amount
Cash	$25,120
Deferred acquisition consideration	1,628
Fair value of total consideration transferred	$26,748

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)	Amount
Cash and cash equivalents	$5,824
Accounts receivable	2,574
Prepaid expenses and other	191
Property and equipment	120
Intangible assets	13,628
Other non-current assets	206
Accounts payable	(931)
Accrued liabilities	(3,863)
Deferred tax liabilities	(2,904)
Total identifiable net assets	$14,845
Goodwill	11,903
Fair value of total consideration transferred	$26,748
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
The fair values of the acquired identifiable net assets reflect updated provisional estimates which are subject to final valuations procedures. A measurement period adjustment of $0.1 million was recognized during the three months ended March 31, 2026 which resulted in an increase in the amount of goodwill recognized. The financial results of ROI Hunter and iDesign, from their respective acquisition dates through March 31, 2026, were not material to our Consolidated Statements of Operations, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the ROI Hunter and iDesign acquisitions were not material to our Consolidated Statements of Operations.
5. Operating Leases
The following table provides a summary of supplemental cash flow information related to our operating leases:

	Three Months Ended March 31,
(in thousands)	2025	2026
Cash payments included in operating cash flows for lease arrangements	$2,107	$2,763
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,106	$2,415
6. Credit Facilities
The Company is party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement, dated September 4, 2025. The outstanding balance under the Company’s revolving line of credit facility was zero as of March 31, 2026 and the amount available to draw to was $150.0 million as of March 31, 2026. The

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
revolving line of credit has a maturity date in September 2030 and will bear interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. The commitment fees on the unused portion range from 0.20% to 0.25%.
The Company’s credit agreement contains various financial, affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with all covenants outlined in the agreement.
7. Stockholders’ Equity
Common Stock
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
Share Repurchase Program
On March 2, 2026, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $100 million in aggregate of its issued and outstanding shares of Series A common stock. Repurchases may be made from time to time through open market transactions, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 plans.
During the three months ended March 31, 2026, the Company repurchased 311,731 shares of Series A common stock at an average price per share of $11.61 and for an aggregate purchase price of $3.6 million, including transaction costs. As of March 31, 2026, the Company had $96.4 million remaining authorized for future repurchases.
Shares repurchased under the Share Repurchase Program are accounted for as retired shares. Upon repurchase, the shares are immediately retired and are no longer considered issued or outstanding.
8. Stock-Based Compensation
Stock-based compensation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2026
Operations, general and administrative	$—	$4,089
Sales and marketing	—	2,792
Research and development	—	1,060
Total stock-based compensation	$—	$7,941
Compensation expense associated with cash-settled RSUs was $0.6 million for the three months ended March 31, 2026 and was included in operations, general and administrative in the condensed consolidated statements of operations.
Restricted Stock Units
The following table summarizes the RSU activity:

(in thousands, except per share fair values)	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	8,170	$13.89
Granted	1,763	11.07
Vested	(957)	13.04
Cancelled/Forfeited	(384)	14.84
Outstanding at March 31, 2026	8,592	$13.36

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The total unrecognized stock-based compensation expense related to these awards was $73.0 million as of March 31, 2026 and the weighted-average remaining requisite service period is 2.70 years.
9. Provision for Income Taxes
The Company calculated the year-to-date provision for income taxes by applying the estimated annual effective tax rate to the ordinary year-to-date income before income taxes for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company’s provision for income taxes was $8.0 million and $12.3 million for the three months ended March 31, 2025 and 2026, respectively, reflecting effective tax rates of approximately 25.9% and 29.7%, respectively. The higher effective tax rate in 2026 compared to the U.S. federal statutory rate was primarily driven by limitations on the deductibility of stock-based compensation and the impact of loss entities for which no tax benefit is available due to valuation allowances.
10. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company did not have any material future payments under non-cancelable purchase obligations.
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
As of March 31, 2026, the Company was not involved in any legal proceedings, individually or in the aggregate, that the Company believes are probably or reasonably possible to have a material adverse effect on its business, results of operations, financial condition or cash flows.
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

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents selected financial information with respect to the Company’s single operating and reportable segment:

	Three Months Ended March 31,
(in thousands)	2025	2026
Revenues	$540,406	$773,727
Significant expenses:
Cost of goods sold	304,600	433,494
Fulfillment(1)	80,730	116,306
Marketplace commissions(2)	77,553	109,383
Sales, general and administrative(3)	40,342	53,497
Technology(4)	7,773	12,441
Share-based compensation and related taxes(5)	—	9,035
Interest income, net	(1,517)	(2,254)
Other expense, net	161	282
Provision for income taxes	7,962	12,330
Net income	$22,802	$29,213
__________
(1)Fulfillment includes costs incurred from third-party fulfillment centers and cost to operate and staff the Company’s fulfillment centers, excluding share-based compensation and related taxes.
(2)Marketplace commissions includes referral fees charged by the various online marketplaces.
(3)Sales, general and administrative relate to employee headcount, excluding share-based compensation and related taxes, and other selling and general administrative costs.
(4)Technology represents items included in research and development within the condensed consolidated statement of operations, excluding share-based compensation and related taxes, and the amortization of capitalized internally developed software costs.
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
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the condensed consolidated balance sheets were located as follows:

(in thousands)	December 31, 2025	March 31, 2026
U.S.	$54,596	$59,361
International	14,655	15,954

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in the Annual Report on Form 10-K. The following discussion is intended to help the reader understand our company, our operations and our present business environment, and contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
At Pattern, we are on a mission to help brands accelerate profitable growth on global ecommerce marketplaces. Our proprietary technology and on-demand experts operate across more than 70 marketplaces to increase product sales to consumers in more than 100 countries. We have gathered more than 77 trillion data points comprised of keyword, shipping, advertising, sales, market share, click, social, conversion, customer service and other data. Utilizing these data points and sophisticated machine learning and artificial intelligence (“AI”) models, we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
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
Our technology, with a combined total of 33 issued patents and patents pending, is supported by approximately 490 software engineers, data scientists and other technology professionals who are dedicated to enhancing and innovating upon our technology to further increase our capabilities. We have a team that offers on-demand expertise and capabilities across marketplace management, marketing, fulfillment and brand protection on a global basis. We sell products from more than 200 brands across different industries and geographies including the Americas, Europe, Australia and Asia. Our current brand partners’ industry presence includes health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
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

Purchasing our brand partners’ products offers several advantages, creating a mutually beneficial partnership that supports growth for both Pattern and our brand partners by:
•Providing a simple low-friction model where brands sell their products to Pattern at predetermined prices
•Reducing the need for brands to allocate technology and overhead budget
•Allowing Pattern to manage the marketplace experience and optimize the ecommerce equation
•Enabling Pattern to gather data, conduct real-time testing and enhance predictive models with AI
Our operating model capitalizes on global economies of scale to optimize costs while investing in future growth. By managing more brand partners, we streamline logistics, reducing delivery times and costs. As we enhance operational efficiencies, we remain committed to innovating our technology, expanding capabilities and offering new solutions to our partners. Investments in technology and warehouse automation have significantly boosted our operational efficiency and realize tangible economic benefits from scale.
Key Business Metric and Non-GAAP Financial Measure
We measure our business using both financial and operating metrics and use the following metric and measure to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
Net Revenue Retention Rate
Net Revenue Retention Rate (“NRR”) is an important metric to measure the long-term performance of our brand partner relationships. In any given period, we calculate NRR by comparing total revenue attributable to all existing brand partners in the current trailing 12-month period to that of the previous trailing 12-month period. This metric, expressed as a percentage, provides valuable insight into the accelerated growth delivered through our platform, the effectiveness of our brand expansion strategies and our ability to deepen relationships with existing brand partners. “Existing brand partners” are defined as brand partners that, as of the measurement date, have been with Pattern for more than twelve months since we first generated over $1,000 in revenue attributable to such brand partner. “New brand partners” are defined as all other brand partners that are not existing brand partners. For purposes of our NRR calculation, for those existing brand partners that, as of the measurement date, have been with Pattern for more than twelve full months but less than 24 full months since we first generated over $1,000 in revenue attributable to such brand partner, we only include current period revenue for the corresponding months in the current period for which the brand partner had attributable revenue in the previous period. For example, when calculating NRR as of March 31, 2026 for a brand partner that Pattern first generated over $1,000 of attributable revenue in September 2024, we would only include that brand partner’s attributable revenue from September 2025 through March 2026 in the numerator and that brand partner’s attributable revenue from September 2024 through March 2025 in the denominator. Current period revenue includes the impact of any expansion, contraction and attrition. NRR excludes revenue attributable to new brand partners during the current period. All revenue attributable to services relating to consulting and design are excluded.

	Three Months Ended March 31,
(in thousands)	2025	2026
Net Revenue Retention Rate	115%	127%

Adjusted EBITDA
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We calculate Adjusted EBITDA, as net income excluding depreciation and amortization; interest income, net; provision for income taxes; share-based compensation expense and related taxes; indirect initial public offering costs; and other items that we do not consider representative of our underlying operations. We believe it is useful to exclude charges, such as depreciation and amortization and share-based compensation expense from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude interest income, net; provision for income taxes; and other items that are not components of our core business operations. Non-GAAP financial measures such as Adjusted EBITDA should not be considered in isolation or as an alternative to net income or any other measure of financial performance calculated and prescribed in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do, thus limiting its usefulness as a comparative measure.
The following table provides a reconciliation of non-GAAP Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

	Three Months Ended March 31,
(in thousands)	2025	2026
Net income	$22,802	$29,213
Add (deduct):
Depreciation and amortization	4,045	5,418
Interest income, net	(1,517)	(2,254)
Provision for income taxes	7,962	12,330
Other:
Share-based compensation and related taxes(1)	—	9,035
Indirect initial public offering costs	604	—
Adjusted EBITDA	$33,896	$53,742
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

	Three Months Ended March 31,
($ in thousands)	2025	2026
Consolidated Statements of Operations
Revenues	$540,406	$773,727
Operating expenses:
Cost of goods sold	304,600	433,494
Operations, general and administrative	100,076	145,748
Sales and marketing	100,679	143,726
Research and development	5,643	11,188
Total operating expenses	510,998	734,156
Operating income	29,408	39,571
Interest income, net	1,517	2,254
Other expense, net	(161)	(282)
Income before income taxes	30,764	41,543
Provision for income taxes	7,962	12,330
Net income	$22,802	$29,213

	Three Months Ended March 31,
(% of revenue)	2025	2026
Revenues	100.0%	100.0%
Operating expenses:
Cost of goods sold	56.4%	56.0%
Operations, general and administrative	18.5%	18.8%
Sales and marketing	18.6%	18.6%
Research and development	1.0%	1.4%
Total operating expenses	94.6%	94.9%
Operating income	5.4%	5.1%
Interest income, net	0.3%	0.3%
Other expense, net	0.0%	0.0%
Income before income taxes	5.7%	5.4%
Provision for income taxes	1.5%	1.6%
Net income	4.2%	3.8%

Comparison of the three months ended March 31, 2025 and 2026
Revenue

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Revenues	$540,406	$773,727	$233,321	43.2%

The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 127% for the period ended March 31, 2026. Revenue from Amazon marketplaces increased $194.6 million, or 38%, year-over-year and revenue not attributable to Amazon increased $38.8 million, or 119%, year-over-year. Collectively, international revenue increased $45.3 million, or 101%, year-over-year.
Cost of Goods Sold

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Cost of goods sold	$304,600	$433,494	$128,894	42.3%
The increase in cost of goods sold was primarily driven by an increase in revenue of 43.2%. The increase in cost of goods sold was smaller than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Operations, general and administrative	$100,076	$145,748	$45,672	45.6%
The increase in operations, general and administrative expenses was primarily driven by an increase of $35.6 million in fulfillment costs associated with the increase in consumer product sales and the recognition of $4.1 million of stock-based compensation expense. The remaining increase was primarily driven by an increase in corporate headcount and rent expense.
Sales and Marketing

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Sales and marketing	$100,679	$143,726	$43,047	42.8%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $31.8 million, which generally grew in line with revenue on a percentage basis, and the recognition of $2.8 million of stock-based compensation expense. Partner marketing and advertising expenses increased $3.1 million year-over-year. The remaining increase was primarily driven by an increase in brand management, sales and marketing, advertising and creative headcount.
Research and Development

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Research and development	$5,643	$11,188	$5,545	98.3%
The increase in research and development costs was driven by the recognition of $1.1 million of stock-based compensation expense with the remaining increase primarily driven by an increase in headcount for software engineers, data scientists and other technology professionals to drive new platform capabilities and enhanced features.
Provision for Income Taxes

	Three Months Ended March 31,
($ in thousands)	2025	2026	$ Change	% Change
Provision for income taxes	$7,962	$12,330	$4,368	54.9%
The change in provision for income taxes was primarily driven by an increase in income before taxes. The higher effective tax rate in 2026 compared to the U.S. federal statutory rate was primarily driven by limitations on the deductibility of stock-based compensation and the impact of loss entities for which no tax benefit is available due to valuation allowances.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents. At March 31, 2026, we had cash and cash equivalents of $344.2 million. We also have access to external sources of liquidity through our revolving credit facility as further described within “Credit Facility” below.
We believe that our cash and cash equivalents, cash from operations and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements and contractual obligations for at least the next twelve months. Our opinions concerning liquidity are based on currently available information. To the extent our liquidity assumptions prove to be inaccurate, or if circumstances change, future availability of credit or other sources of financing may be reduced and our liquidity could be adversely affected. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q together with the risks and uncertainties previously disclosed in the section titled “Risk Factors” of the Annual Report on Form 10-K. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Historical Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2026
Net cash provided by operating activities	$48,400	$72,581
Net cash used in investing activities	$(5,228)	$(9,263)
Net cash used in financing activities	$—	$(8,256)
Operating Activities
Net cash provided by operating activities was $72.6 million for the three months ended March 31, 2026, which primarily consisted of $29.2 million of net income, $13.3 million of non-cash adjustments, such as stock-based compensation and depreciation and amortization expense, and a cash increase of $30.1 million from the management of the remaining working capital accounts.
Net cash provided by operating activities was $48.4 million for the three months ended March 31, 2025, which primarily consisted of $22.8 million of net income, $4.0 million of non-cash adjustments, such as depreciation and amortization expense, and a cash increase of $21.6 million from the management of working capital.
Investing Activities
Net cash used in investing activities was $9.3 million for the three months ended March 31, 2026, primarily related to capital expenditures for our internally developed software and investments in machinery, warehouse automation and leasehold improvements related to our warehouses and facilities.
Net cash used in investing activities was $5.2 million for the three months ended March 31, 2025, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.
Financing Activities
Net cash used in financing activities was $8.3 million for the three months ended March 31, 2026, primarily related to the payment of $4.6 million for taxes withheld upon the vesting of restricted stock awards and $3.6 million of Series A common stock repurchases.
Net cash used in financing activities was zero for the three months ended March 31, 2025.
Credit Facility
As of March 31, 2026, we were party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement dated September 4, 2025 (the “Credit Facility”). The Credit Facility provides for non-

amortizing revolving loans in the aggregate principal amount of up to $150 million, with the option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The Credit Facility matures in September 2030. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. We are required to pay commitment fees on the unused portion that range from 0.20% to 0.25% per annum. Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority lien on substantially all of our tangible and intangible property.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:
•a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and
•a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00.
As of March 31, 2026, we had no outstanding borrowings under the Credit Facility and we had a $150 million borrowing capacity under the Credit Facility. As of March 31, 2026, we were in compliance with the related financial covenants under the Credit Facility. For additional information, see Note 6—Credit Facilities, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations relate to operating lease obligations for corporate offices and warehouses.
As of March 31, 2026, there have been no material changes to the contractual obligations or commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments and conditions. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for further information on our critical accounting estimates and policies.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2—Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Foreign Currency Risk
A significant majority of our sales are denominated in the prevailing currencies of the countries in which we operate. Additionally, our operating expenses are largely denominated in the currencies of the countries in which our operations are located or in which revenue is generated. Therefore, our operations are not currently subject to significant foreign currency risk on a regional basis. However, as our international business has grown, we have faced corresponding exposure to adverse movements in foreign currency exchange rates, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may consider doing so in the future as our international operations grow. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, global economic conditions may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue as expressed in U.S. dollars.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The following risk factor is new and should be considered in addition to those previously disclosed:
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of our stock and could diminish our liquidity.
Our board of directors authorized a share repurchase program on March 2, 2026, allowing us to purchase up to $100 million in shares of our Series A common stock. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Series A common stock on any particular timetable, and may be suspended, modified, or terminated at any time, without prior notice. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. Further, stock repurchases could affect the market price of our Series A common stock or increase its volatility and decrease our cash balances and/or our liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
None.
Use of Proceeds from Registered Securities
On September 18, 2025, our registration statement on Form S-1 (File No. 333-289810), as amended, related to our initial public offering (“IPO”), was declared effective by the SEC. The net proceeds from the IPO were used consistent with the intended uses described in the final prospectus dated September 18, 2025 filed with the SEC on September 19, 2025 pursuant to Rule 424(b) of the Securities Act. Specifically, net proceeds were applied to: (i) tax withholding and remittance obligations related to the settlement of RSUs that vested in connection with the offering; (ii) acquisitions of complementary businesses; (iii) purchases of property and equipment in support of the Company's continued global growth strategies; and (iv) working capital and general corporate purposes. As of March 31, 2026, the Company has fully applied all net proceeds from the IPO, and no further disclosure under Item 701(f) of Regulation S-K is required.
Issuer Purchases of Equity Securities
On March 2, 2026, the board of directors of the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $100 million in the aggregate of our issued and outstanding shares of Series A common stock by means of open market transactions, privately negotiated transactions or other means, including pursuant to Rule 10b5-1 plans. Our Share Repurchase Program does not have a time limit. The timing and number of shares repurchased under the Share Repurchase Program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. Repurchases under the Share Repurchase Program are expected to be funded from a combination of existing cash balances and future cash flow.

The following table summarizes our purchases of Series A common stock under the Share Repurchase Program during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	311,731	$11.61	311,731	$96.4
Total	311,731		311,731
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).
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
101
The following financial information from Pattern Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

PATTERN GROUP INC.

Date: May 7, 2026	By:	/s/ David Wright
	Name:	David Wright
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jason Beesley
	Name:	Jason Beesley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)