Form 10-Q
period 2026-06-30
Pattern Group Inc.
filed 2026-08-06
CIK 1811935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The registrant had outstanding 155,696,579 shares of Series A common stock, par value $0.001 per share, and 21,702,510 shares of Series B common stock, par value $0.001 per share, as of August 4, 2026.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this Quarterly Report on Form 10‑Q may include, but are not limited to, statements about:
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
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenues	$598,150	$876,773	$1,138,556	$1,650,500
Operating expenses:
Cost of goods sold	341,333	492,410	645,933	925,904
Operations, general and administrative	103,692	165,073	203,768	310,821
Sales and marketing	116,541	170,801	217,220	314,527
Research and development	6,455	12,953	12,098	24,141
Total operating expenses	568,021	841,237	1,079,019	1,575,393
Operating income	30,129	35,536	59,537	75,107
Interest income, net	1,688	2,199	3,205	4,453
Other income (expense), net	32	(197)	(129)	(479)
Income before income taxes	31,849	37,538	62,613	79,081
Provision for income taxes	8,068	10,039	16,030	22,369
Net income	$23,781	$27,499	$46,583	$56,712
Adjustments to net income attributable to common stockholders (Note 2)	7,344	—	14,500	$—
Net income attributable to common stockholders	$16,437	$27,499	$32,083	$56,712

Net earnings per share attributable to common stockholders (Note 2):
Basic	$0.18	$0.16	$0.35	$0.32
Diluted	$0.18	$0.15	$0.35	$0.31

Weighted-average common shares outstanding:
Basic	90,591	176,923	90,591	176,882
Diluted	90,591	181,194	90,591	180,327
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income	$23,781	$27,499	$46,583	$56,712
Other comprehensive loss:
Unrealized loss on foreign currency translation	(221)	(24)	(229)	(229)
Total other comprehensive loss	(221)	(24)	(229)	(229)
Comprehensive income	$23,560	$27,475	$46,354	$56,483
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities:
Net income	$46,583	$56,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,285	11,232
Stock-based compensation	—	18,685
Deferred income taxes	—	6,919
Other	1,396	21
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(12,271)	(30,506)
Inventory	7,681	(24,138)
Prepaid expenses and other current assets	(3,919)	9,411
Other non-current assets	(1,068)	36
Operating leases, net	(6)	(271)
Accounts payable	8,275	24,520
Accrued expenses	(754)	13,280
Other liabilities	(3,757)	1,369
Net cash provided by operating activities	50,445	87,270
Cash flows from investing activities:
Purchases of property and equipment	(10,578)	(20,196)
Net cash used in investing activities	(10,578)	(20,196)
Cash flows from financing activities:
Payment of taxes withheld upon vesting of restricted stock	—	(8,075)
Proceeds from employee stock purchase plan	—	1,256
Repurchases of common stock	—	(3,712)
Net cash used in financing activities	—	(10,531)
Effect of exchange rates on cash and cash equivalents	(229)	238
Net change in cash and cash equivalents	39,638	56,781
Cash and cash equivalents at beginning of the period	175,615	289,049
Cash and cash equivalents at end of the period	$215,253	$345,830

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,726	$3,268
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	December 31, 2025	June 30, 2026
Assets
Current Assets:
Cash and cash equivalents	$289,049	$345,830
Accounts receivable, net of allowance	177,214	207,720
Inventory	294,737	318,298
Prepaid expenses and other current assets	31,575	22,092
Total current assets	792,575	893,940
Property and equipment, net	41,087	53,740
Intangible assets, net	16,694	13,856
Goodwill	37,769	37,841
Operating lease right-of-use assets	28,164	48,910
Other non-current assets	31,350	24,311
Total assets	$947,639	$1,072,598
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$274,977	$300,258
Accrued expenses	53,818	67,098
Operating lease liabilities, current	8,826	10,401
Other current liabilities	921	2,362
Total current liabilities	338,542	380,119
Operating lease liabilities, non-current	22,009	40,909
Other non-current liabilities	6,093	5,938
Total liabilities	366,644	426,966
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A common stock, $0.001 par value: 2,200,000 and 2,200,000 shares authorized, respectively; 154,691 and 155,381 shares issued and outstanding, respectively	155	155
Series B common stock, $0.001 par value: 100,000 and 100,000 shares authorized, respectively; 21,703 and 21,703 shares issued and outstanding, respectively	22	22
Additional paid-in capital	551,648	559,802
Accumulated other comprehensive income	448	219
Retained earnings	28,722	85,434
Total stockholders' equity	580,995	645,632
Total liabilities and stockholders' equity	$947,639	$1,072,598
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2024	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(985)	$106,855	$108,724
Net income	—	—	—	—	—	—	—	—	—	—	22,802	22,802
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Balance, March 31, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(993)	$129,657	$131,518
Net income	—	—	—	—	—	—	—	—	—	—	23,781	23,781
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Balance, June 30, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(1,214)	$153,438	$155,078

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2025	—	$—	154,691	$155	21,703	$22	—	$—	$551,648	$448	$28,722	$580,995
Net income	—	—	—	—	—	—	—	—	—	—	29,213	29,213
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,941	—	—	7,941
Issuance of Series A common stock upon vesting of RSUs	—	—	560	1	—	—	—	—	(1)	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(4,638)	—	—	(4,638)
Repurchase of common stock	—	—	(312)	(1)	—	—	—	—	(3,617)	—	—	(3,618)
Balance, March 31, 2026	—	$—	154,939	$155	21,703	$22	—	$—	$551,333	$243	$57,935	$609,688
Net income	—	—	—	—	—	—	—	—	—	—	27,499	27,499
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,744	—	—	10,744
Issuance of Series A common stock upon vesting of RSUs	—	—	352	—	—	—	—	—	—	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(3,437)	—	—	(3,437)
Repurchase of common stock	—	—	(8)	—	—	—	—	—	(94)	—	—	(94)
Common stock issued for ESPP purchases	—	—	98	—	—	—	—	—	1,256	—	—	1,256
Balance, June 30, 2026	—	$—	155,381	$155	21,703	$22	—	$—	$559,802	$219	$85,434	$645,632
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
Revenue
The following table presents the Company’s revenues disaggregated by source of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Amazon.com	$518,995	$730,284	$997,783	$1,381,406
Amazon marketplaces, international	36,555	64,283	65,690	115,644
Other online marketplaces and channels	35,133	65,532	62,455	122,688
SaaS, logistics and other revenue	7,467	16,674	12,628	30,762
Revenues	$598,150	$876,773	$1,138,556	$1,650,500

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
U.S.	$539,405	$766,780	$1,034,835	$1,450,196
International	58,745	109,993	103,721	200,304
Revenues	$598,150	$876,773	$1,138,556	$1,650,500
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
Earnings per share
Basic and diluted earnings per share (“EPS”) are calculated using the Company’s weighted-average shares outstanding of common stock. Prior to the Company’s initial public offering, outstanding common stock consisted of Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock. The Founder Voting and Founder Non-Voting Preferred Stock were considered common stock equivalents for purposes of calculating EPS, as they shared equally with common stock in the liquidation of the Company's net assets and did not contain an economic preference. Upon completion of the initial public offering, the Founder Voting and Founder Non-Voting Preferred Stock converted into Series A common stock and Series B common stock, respectively, which have been outstanding since that date. The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income attributable to common stockholders are the same for both Series A and Series B common stock on both an individual and combined basis.
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

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of earnings per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2026	2025	2026
Net income	$23,781	$27,499	$46,583	$56,712
Income allocable to participating Series A Preferred Stock	2,858	—	5,578	—
Series B Preferred Stock dividend - undeclared	4,486	—	8,922	—
Net income attributable to common stockholders	$16,437	$27,499	$32,083	$56,712
Weighted-average shares outstanding:
Basic	90,591	176,923	90,591	176,882
Dilutive awards	—	4,271	—	3,445
Diluted	90,591	181,194	90,591	180,327
Net earnings per share attributable to common stockholders:
Basic	$0.18	$0.16	$0.35	$0.32
Diluted	$0.18	$0.15	$0.35	$0.31
The following instruments outstanding (prior to consideration of the treasury stock or if-converted methods) as of period end were not reflected in diluted EPS as their effect for the periods presented would be anti-dilutive or the instruments were not exercisable for potential common shares for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Series B Preferred Stock	13,216	—	13,216	—
RSUs	28,711	—	28,711	708
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in thousands)	December 31, 2025	June 30, 2026
Amazon.com	$85,842	$101,494
Brand partner receivables	73,279	84,922
Other receivables	21,934	25,219
Allowance for doubtful accounts	(3,841)	(3,915)
Accounts receivable, net	$177,214	$207,720
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

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies and enhances the guidance related to the form, content and disclosure requirements of interim financial statements. The amendments reorganize and codify certain interim disclosure requirements, incorporate disclosure guidance from other Topics into ASC 270, and establish a disclosure principle requiring entities to provide disclosures about events and transactions occurring after the most recent annual reporting period that materially affect the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively, in whole or in part. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
3. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2025	June 30, 2026
Internal-use software	$42,459	$50,218
Machinery and equipment	13,403	13,770
Computer equipment	7,625	11,210
Leasehold improvements	6,849	7,652
Land	3,984	3,984
Furniture and fixtures	3,501	4,496
Assets under construction	503	7,438
Other property and equipment	1,725	772
Total property and equipment	80,049	99,540
Less: accumulated depreciation and amortization	(38,962)	(45,800)
Property and equipment, net	$41,087	$53,740
Depreciation and amortization expense related to property and equipment was $3.4 million and $4.4 million for the three months ended June 30, 2025 and 2026, respectively. Depreciation and amortization expense related to property and equipment was $6.8 million and $8.4 million for the six months ended June 30, 2025 and 2026, respectively.
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
The fair values of the acquired identifiable net assets reflect updated provisional estimates which are subject to final valuations procedures. A measurement period adjustment of $0.1 million was recognized during the six months ended June 30, 2026 which resulted in an increase in the amount of goodwill recognized. The financial results of ROI Hunter and iDesign, from their respective acquisition dates through June 30, 2026, were not material to our Consolidated Statements of Operations, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the ROI Hunter and iDesign acquisitions were not material to our Consolidated Statements of Operations.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
5. Operating Leases
The following table provides a summary of supplemental cash flow information related to our operating leases:

	Six Months Ended June 30,
(in thousands)	2025	2026
Cash payments included in operating cash flows for lease arrangements	$4,184	$5,456
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,386	$24,844
The Company entered into a lease agreement for a warehouse and distribution facility located in Pennsylvania, which commenced on June 1, 2026 with an initial term of 7.4 years. The Company classified this lease as an operating lease. Upon commencement, the Company recognized an ROU asset and corresponding lease liability of $20.8 million, measured using a discount rate of 5.26%.
6. Credit Facilities
The Company is party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement, dated September 4, 2025. The outstanding balance under the Company’s revolving line of credit facility was zero as of June 30, 2026 and the amount available to draw to was $150.0 million as of June 30, 2026. The revolving line of credit has a maturity date in September 2030 and will bear interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. The commitment fees on the unused portion range from 0.20% to 0.25%.
The Company’s credit agreement contains various financial, affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all covenants outlined in the agreement.
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
During the three months ended June 30, 2026, the Company repurchased 7,800 shares of Series A common stock at an average price per share of $11.98 and for an aggregate purchase price of $0.1 million, including transaction costs. During the six months ended June 30, 2026, the Company repurchased 319,531 shares of Series A common stock at an average price per share of $11.62 and for an aggregate purchase price of $3.7 million, including transaction costs. As of June 30, 2026, the Company had $96.3 million remaining authorized for future repurchases.
Shares repurchased under the Share Repurchase Program are accounted for as retired shares. Upon repurchase, the shares are immediately retired and are no longer considered issued or outstanding.
Secondary Offering
On June 17, 2026, the Company entered into an underwriting agreement with the selling stockholder (“Seller”) and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters listed thereto (“Underwriters”), relating to the offer and sale by the Seller of 8,000,000 shares of Series A common stock at a price to the public of $19.00 per share (the “Secondary Offering”). In addition, the Seller granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of Series A common stock, which the Underwriters exercised on June 18,

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
2026 (the “Option Shares Offering”). The Company did not sell any shares of Series A common stock and did not receive any proceeds in connection with the Secondary Offering or Option Shares Offering.

8. Stock-Based Compensation
Stock-based compensation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Operations, general and administrative	$—	$6,638	$—	$10,727
Sales and marketing	—	3,530	—	6,322
Research and development	—	576	—	1,636
Total stock-based compensation	$—	$10,744	$—	$18,685
Compensation expense associated with cash-settled RSUs was $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and was included in operations, general and administrative in the condensed consolidated statements of operations.
Restricted Stock Units
The following table summarizes the RSU activity:

(in thousands, except per share fair values)	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	8,170	$13.89
Granted	3,558	13.74
Vested	(1,549)	13.05
Cancelled/Forfeited	(776)	16.03
Outstanding at June 30, 2026	9,403	$13.79
The total unrecognized stock-based compensation expense related to these awards was $84.9 million as of June 30, 2026 and the weighted-average remaining requisite service period is 2.66 years.
Employee Stock Purchase Plan
Under the 2025 Employee Stock Purchase Plan (“ESPP”), $1.3 million of employee contributions was used to purchase 97,811 shares of Series A common stock, at an average purchase price per share of $12.71, during the six months ended June 30, 2026. Stock-based compensation expense associated with the ESPP is included in the stock-based compensation expense table above. Stock-based compensation expense associated with the ESPP recognized during the six months ended June 30, 2026 and unrecognized stock-based compensation expense at June 30, 2026 were not material.
9. Provision for Income Taxes
The Company calculated the year-to-date provision for income taxes by applying the estimated annual effective tax rate to the ordinary year-to-date income before income taxes for each applicable jurisdiction and adjusted for discrete tax items in the period. The Company’s provision for income taxes was $8.1 million and $10.0 million for the three months ended June 30, 2025 and 2026, respectively. The Company’s provision for income taxes was $16.0 million and $22.4 million for the six months ended June 30, 2025 and 2026, respectively, reflecting effective tax rates of approximately 25.6% and 28.3%, respectively. The higher effective tax rate in 2026 compared to the U.S. federal statutory rate was primarily driven by limitations on the deductibility of stock-based compensation and the impact of loss entities for which no tax benefit is available due to valuation allowances.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
10. Commitments and Contingencies
Purchase Commitments
As of June 30, 2026, the Company did not have any material future payments under non-cancelable purchase obligations.
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
As of June 30, 2026, the Company was not involved in any legal proceedings, individually or in the aggregate, that the Company believes are probably or reasonably possible to have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
The following table presents selected financial information with respect to the Company’s single operating and reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Revenues	$598,150	$876,773	$1,138,556	$1,650,500
Significant expenses:
Cost of goods sold	341,333	492,410	645,933	925,904
Fulfillment(1)	87,154	131,666	167,884	247,972
Marketplace commissions(2)	85,152	124,318	162,705	233,701
Sales, general and administrative(3)	45,730	66,250	86,072	119,747
Technology(4)	8,652	14,797	16,425	27,238
Share-based compensation and related taxes(5)	—	11,796	—	20,831
Interest income, net	(1,688)	(2,199)	(3,205)	(4,453)
Other (income) expense, net	(32)	197	129	479
Provision for income taxes	8,068	10,039	16,030	22,369
Net income	$23,781	$27,499	$46,583	$56,712
__________
(1)Fulfillment includes costs incurred from third-party fulfillment centers and cost to operate and staff the Company’s fulfillment centers, excluding share-based compensation and related taxes.
(2)Marketplace commissions includes referral fees charged by the various online marketplaces.

Pattern Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

(in thousands)	December 31, 2025	June 30, 2026
U.S.	$54,596	$87,206
International	14,655	15,444

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
Overview
At Pattern, we are on a mission to help brands accelerate profitable growth on global ecommerce marketplaces. Our proprietary technology and on-demand experts operate across more than 70 marketplaces to increase product sales to consumers in more than 100 countries. We have gathered more than 91 trillion data points comprised of keyword, shipping, advertising, sales, market share, click, social, conversion, customer service and other data. Utilizing these data points and sophisticated machine learning and artificial intelligence (“AI”) models, we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
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
Our technology, with a combined total of 44 issued patents and patents pending, is supported by approximately 510 software engineers, data scientists and other technology professionals who are dedicated to enhancing and innovating upon our technology to further increase our capabilities. We have a team that offers on-demand expertise and capabilities across marketplace management, marketing, fulfillment and brand protection on a global basis. We sell products from more than 250 brands across different industries and geographies including the Americas, Europe, Australia and Asia. Our current brand partners’ industry presence includes health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
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
Net Revenue Retention Rate
Net Revenue Retention Rate (“NRR”) is an important metric to measure the long-term performance of our brand partner relationships. In any given period, we calculate NRR by comparing total revenue attributable to all existing brand partners in the current trailing 12-month period to that of the previous trailing 12-month period. This metric, expressed as a percentage, provides valuable insight into the accelerated growth delivered through our platform, the effectiveness of our brand expansion strategies and our ability to deepen relationships with existing brand partners. “Existing brand partners” are defined as brand partners that, as of the measurement date, have been with Pattern for more than twelve months since we first generated over $1,000 in revenue attributable to such brand partner. “New brand partners” are defined as all other brand partners that are not existing brand partners. For purposes of our NRR calculation, for those existing brand partners that, as of the measurement date, have been with Pattern for more than twelve full months but less than 24 full months since we first generated over $1,000 in revenue attributable to such brand partner, we only include current period revenue for the corresponding months in the current period for which the brand partner had attributable revenue in the previous period. For example, when calculating NRR as of June 30, 2026 for a brand partner that Pattern first generated over $1,000 of attributable revenue in December 2024, we would only include that brand partner’s attributable revenue from December 2025 through June 2026 in the numerator and that brand partner’s attributable revenue from December 2024 through June 2025 in the denominator. Current period revenue includes the impact of any expansion, contraction and attrition. NRR excludes revenue attributable to new brand partners during the current period. All revenue attributable to services relating to consulting and design are excluded.

	Six Months Ended June 30,
(in thousands)	2025	2026
Net Revenue Retention Rate	118%	129%

Adjusted EBITDA
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We calculate Adjusted EBITDA, as net income excluding depreciation and amortization; interest income, net; provision for income taxes; share-based compensation expense and related taxes; indirect initial public offering and secondary offering costs; and other items that we do not consider representative of our underlying operations. We believe it is useful to exclude charges, such as depreciation and amortization and share-based compensation expense from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude interest income, net; provision for income taxes; and other items that are not components of our core business operations. Non-GAAP financial measures such as Adjusted EBITDA should not be considered in isolation or as an alternative to net income or any other measure of financial performance calculated and prescribed in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do, thus limiting its usefulness as a comparative measure.
The following table provides a reconciliation of non-GAAP Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Net income	$23,781	$27,499	$46,583	$56,712
Add (deduct):
Depreciation and amortization	4,240	5,814	8,285	11,232
Interest income, net	(1,688)	(2,199)	(3,205)	(4,453)
Provision for income taxes	8,068	10,039	16,030	22,369
Other:
Share-based compensation and related taxes(1)	—	11,796	—	20,831
Indirect initial public offering and secondary offering costs(2)	638	856	1,242	856
Adjusted EBITDA	$35,039	$53,805	$68,935	$107,547
_________________
(1)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
(2)Secondary offering costs relate to fees and expenses incurred in conjunction with an underwritten secondary public offering by a certain stockholder of the Company. Pursuant to the Amended and Restated Investors’ Rights Agreement, dated as of September 28, 2021, by and among the Company and the investors listed therein, we are obligated to bear the registration expenses associated with such offering. We did not receive any proceeds from the sale of shares by the selling stockholder.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2026	2025	2026
Consolidated Statements of Operations
Revenues	$598,150	$876,773	$1,138,556	$1,650,500
Operating expenses:
Cost of goods sold	341,333	492,410	645,933	925,904
Operations, general and administrative	103,692	165,073	203,768	310,821
Sales and marketing	116,541	170,801	217,220	314,527
Research and development	6,455	12,953	12,098	24,141
Total operating expenses	568,021	841,237	1,079,019	1,575,393
Operating income	30,129	35,536	59,537	75,107
Interest income, net	1,688	2,199	3,205	4,453
Other income (expense), net	32	(197)	(129)	(479)
Income before income taxes	31,849	37,538	62,613	79,081
Provision for income taxes	8,068	10,039	16,030	22,369
Net income	$23,781	$27,499	$46,583	$56,712

	Three Months Ended June 30,		Six Months Ended June 30,
(% of revenue)	2025	2026	2025	2026
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold	57.1%	56.2%	56.7%	56.1%
Operations, general and administrative	17.3%	18.8%	17.9%	18.8%
Sales and marketing	19.5%	19.5%	19.1%	19.1%
Research and development	1.1%	1.5%	1.1%	1.5%
Total operating expenses	95.0%	95.9%	94.8%	95.4%
Operating income	5.0%	4.1%	5.2%	4.6%
Interest income, net	0.3%	0.3%	0.3%	0.3%
Other income (expense), net	0.0%	0.0%	0.0%	0.0%
Income before income taxes	5.3%	4.3%	5.5%	4.8%
Provision for income taxes	1.3%	1.1%	1.4%	1.4%
Net income	4.0%	3.1%	4.1%	3.4%

Comparison of the three months ended June 30, 2025 and 2026
Revenue

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Revenues	$598,150	$876,773	$278,623	46.6%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 129% for the period ended June 30, 2026. Revenue from Amazon marketplaces increased $239.0 million, or 43%, year-over-year and revenue not attributable to Amazon increased $39.6 million, or 93%, year-over-year. Collectively, international revenue increased $51.2 million, or 87%, year-over-year.
Cost of Goods Sold

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Cost of goods sold	$341,333	$492,410	$151,077	44.3%
The increase in cost of goods sold was primarily driven by an increase in revenue of 46.6%. The increase in cost of goods sold was smaller than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Operations, general and administrative	$103,692	$165,073	$61,381	59.2%
The increase in operations, general and administrative expenses was primarily driven by an increase of $44.5 million in fulfillment costs associated with the increase in consumer product sales and the recognition of $6.6 million of stock-based compensation expense. The remaining $10.2 million increase was primarily driven by an increase in corporate headcount, depreciation, amortization, and rent expense.
Sales and Marketing

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Sales and marketing	$116,541	$170,801	$54,260	46.6%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $39.2 million, which generally grew in line with revenue on a percentage basis, and the recognition of $3.5 million of stock-based compensation expense. Partner marketing and advertising expenses increased $3.2 million year-over-year. The remaining $8.4 million increase was primarily driven by an increase in brand management, sales and marketing, advertising and creative headcount.
Research and Development

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Research and development	$6,455	$12,953	$6,498	100.7%
The increase in research and development costs was primarily driven by $5.9 million of investments in AI, technology, and headcount of software engineers, data scientists, and other technology professionals that support enhanced platform capabilities and the development of new features. The remaining $0.6 million increase was related to the recognition of stock-based compensation expense.

Provision for Income Taxes

	Three Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Provision for income taxes	$8,068	$10,039	$1,971	24.4%
The change in provision for income taxes was primarily driven by an increase in income before taxes.
Comparison of the six months ended June 30, 2025 and 2026
Revenue

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Revenues	$1,138,556	$1,650,500	$511,944	45.0%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 129% for the period ended June 30, 2026. Revenue from Amazon marketplaces increased $433.6 million, or 41%, year-over-year and revenue not attributable to Amazon increase $78.4 million, or 104%, year-over-year. Collectively, international revenue increased $96.6 million, or 93%, year-over-year.
Cost of Goods Sold

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Cost of goods sold	$645,933	$925,904	$279,971	43.3%
The increase in cost of goods sold was primarily driven by an increase in revenue of 45.0%. The increase in cost of goods sold was smaller than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Operations, general and administrative	$203,768	$310,821	$107,053	52.5%
The increase in operations, general and administrative expenses was primarily driven by an increase of $80.1 million in fulfillment costs associated with the increase in consumer product sales and the recognition of $10.7 million of stock-based compensation expense. Depreciation and amortization expense increased $2.9 million primarily driven by business acquisitions and warehouse expansions. The remaining $13.3 million increase was primarily driven by an increase in corporate headcount and rent expense.
Sales and Marketing

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Sales and marketing	$217,220	$314,527	$97,307	44.8%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $71.0 million, which grew generally in line with revenue on a percentage basis, and the recognition of $6.3 million of stock-based compensation expense. Partner marketing and advertising expenses increased $6.7 million year-over-year. The remaining $13.3 million increase was primarily driven by an increase in brand management, sales and marketing, advertising and creative headcount.
Research and Development

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Research and development	$12,098	$24,141	$12,043	99.5%

The increase in research and development costs was primarily driven by $10.4 million of investments in AI, technology, and headcount of software engineers, data scientists, and other technology professionals that support enhanced platform capabilities and the development of new features. The remaining $1.6 million million increase was related to the recognition of stock-based compensation expense.
Provision for Income Taxes

	Six Months Ended June 30,
($ in thousands)	2025	2026	$ Change	% Change
Provision for income taxes	$16,030	$22,369	$6,339	39.5%
The change in provision for income taxes was primarily driven by an increase in income before taxes. The higher effective tax rate in 2026 compared to the U.S. federal statutory rate was primarily driven by limitations on the deductibility of stock-based compensation and the impact of loss entities for which no tax benefit is available due to valuation allowances.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents. At June 30, 2026, we had cash and cash equivalents of $345.8 million. We also have access to external sources of liquidity through our revolving credit facility as further described within “Credit Facility” below.
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
Historical Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2026
Net cash provided by operating activities	$50,445	$87,270
Net cash used in investing activities	$(10,578)	$(20,196)
Net cash used in financing activities	$—	$(10,531)
Operating Activities
Net cash provided by operating activities was $87.3 million for the six months ended June 30, 2026, which primarily consisted of $56.7 million of net income, $36.9 million of non-cash adjustments, such as stock-based compensation, depreciation and amortization expense, and deferred income taxes, and a cash decrease of $6.3 million from the management of working capital.
Net cash provided by operating activities was $50.4 million for the six months ended June 30, 2025, which primarily consisted of $46.6 million of net income, $9.7 million of non-cash adjustments, such as depreciation and amortization expense, and a cash decrease of $5.8 million from the management of working capital.
Investing Activities
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2026, primarily related to capital expenditures for our internally developed software and investments in machinery, warehouse automation and leasehold improvements related to our warehouses and facilities.

Net cash used in investing activities was $10.6 million for the six months ended June 30, 2025, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.
Financing Activities
Net cash used in financing activities was $10.5 million for the six months ended June 30, 2026, primarily related to the payment of $8.1 million for taxes withheld upon the vesting of RSUs and $3.7 million of Series A common stock repurchases. Additionally, we received $1.3 million in proceeds from our employee stock purchase plan.
Net cash used in financing activities was zero for the six months ended June 30, 2025.
Credit Facility
As of June 30, 2026, we were party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement dated September 4, 2025 (the “Credit Facility”). The Credit Facility provides for non-amortizing revolving loans in the aggregate principal amount of up to $150 million, with the option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The Credit Facility matures in September 2030. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. We are required to pay commitment fees on the unused portion that range from 0.20% to 0.25% per annum. Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority lien on substantially all of our tangible and intangible property.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:
•a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and
•a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00.
As of June 30, 2026, we had no outstanding borrowings under the Credit Facility and we had a $150 million borrowing capacity under the Credit Facility. As of June 30, 2026, we were in compliance with the related financial covenants under the Credit Facility. For additional information, see Note 6—Credit Facilities, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations relate to operating lease obligations for corporate offices and warehouses.
As of June 30, 2026, there have been no material changes to the contractual obligations or commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included in Note 10—Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
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
The following table summarizes our purchases of Series A common stock under the Share Repurchase Program during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	7,800	$11.98	7,800	$96.3
May 1, 2026 - May 31, 2026	—	$—	—	$96.3
June 1, 2026 - June 30, 2026	—	$—	—	$96.3
Total	7,800		7,800
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).
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
101
The following financial information from Pattern Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_______________
*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERN GROUP INC.

Date: August 6, 2026	By:	/s/ David Wright
	Name:	David Wright
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jason Beesley
	Name:	Jason Beesley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)