Form 10-Q
period 2026-09-30
Pattern Group Inc.
filed 2026-11-05
CIK 1811935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The registrant had outstanding 154,998,197 shares of Series A common stock, par value $0.001 per share, and 21,702,510 shares of Series B common stock, par value $0.001 per share, as of November 3, 2026.

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
•our ability to grow existing and attract new brand partners;
•our ability to expand and enhance our platform;
•our ability to launch and monetize incremental solutions;
•our ability to expand into global geographies;
•our ability to utilize AI and agentic systems successfully in our current and future solutions and to participate effectively in evolving AI-driven commerce ecosystems;
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
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenues	$639,655	$885,847	$1,778,211	$2,536,347
Operating expenses:
Cost of goods sold	356,132	499,165	1,002,065	1,425,069
Operations, general and administrative	177,936	168,847	381,704	479,668
Sales and marketing	141,182	165,320	358,402	479,847
Research and development	24,584	15,027	36,682	39,168
Total operating expenses	699,834	848,359	1,778,853	2,423,752
Operating income (loss)	(60,179)	37,488	(642)	112,595
Stock amendment expense (Note 8)	(32,676)	—	(32,676)	—
Interest income, net	1,855	2,182	5,060	6,635
Other income (expense), net	(291)	303	(420)	(176)
Income (loss) before income taxes	(91,291)	39,973	(28,678)	119,054
Provision (benefit) for income taxes	(32,232)	7,901	(16,202)	30,270
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784
Adjustments to net income (loss) attributable to common stockholders (Note 2)	163,931	—	172,853	$—
Net income (loss) attributable to common stockholders	$(222,990)	$32,072	$(185,329)	$88,784

Net earnings (loss) per share attributable to common stockholders (Note 2):
Basic	$(2.19)	$0.18	$(1.96)	$0.50
Diluted	$(2.19)	$0.18	$(1.96)	$0.49

Weighted-average common shares outstanding:
Basic	101,747	177,185	94,350	176,984
Diluted	101,747	182,430	94,350	181,028
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	102	154	(127)	(75)
Total other comprehensive income (loss)	102	154	(127)	(75)
Comprehensive income (loss)	$(58,957)	$32,226	$(12,603)	$88,709
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$(12,476)	$88,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,547	17,493
Stock-based compensation	84,700	31,238
Stock amendment expense	32,676	—
Deferred income taxes	(15,958)	9,792
Other	1,751	40
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	787	(10,834)
Inventory	(4,789)	(73,445)
Prepaid expenses and other current assets	(18,814)	8,743
Other non-current assets	(1,121)	(107)
Operating leases, net	167	544
Accounts payable	6,168	48,941
Accrued expenses	11,342	10,095
Other liabilities	(6,067)	2,379
Net cash provided by operating activities	90,913	133,663
Cash flows from investing activities:
Purchases of property and equipment	(15,200)	(30,985)
Other	8	1
Net cash used in investing activities	(15,192)	(30,984)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	135,029	—
Payment of taxes withheld upon vesting of restricted stock	(73,116)	(19,628)
Repurchases of common stock	—	(22,089)
Proceeds from employee stock purchase plan	—	1,256
Other	(319)	—
Net cash provided by (used in) financing activities	61,594	(40,461)
Effect of exchange rates on cash and cash equivalents	(127)	425
Net change in cash and cash equivalents	137,188	62,643
Cash and cash equivalents at beginning of the period	175,615	289,049
Cash and cash equivalents at end of the period	$312,803	$351,692

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,980	$9,682
Supplemental disclosure of non-cash financing activities:
Series A common stock issued upon conversion of Series A Preferred Stock	$52,073	$—
Series A common stock issued upon redemption of Series B Preferred Stock, net of cumulative undeclared dividends previously reported and deemed dividend recognized in additional paid-in capital (Note 7)	$312,907	$—
Deemed dividend for Series B Preferred Stock recognized in retained earnings	$(94,379)	$—
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	December 31, 2025	September 30, 2026
Assets
Current Assets:
Cash and cash equivalents	$289,049	$351,692
Accounts receivable, net of allowance	177,214	188,049
Inventory	294,737	367,588
Prepaid expenses and other current assets	31,575	23,061
Total current assets	792,575	930,390
Property and equipment, net	41,087	58,373
Intangible assets, net	16,694	12,424
Goodwill	37,769	37,841
Operating lease right-of-use assets	28,164	54,196
Other non-current assets	31,350	21,555
Total assets	$947,639	$1,114,779
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$274,977	$323,691
Accrued expenses	53,818	63,913
Operating lease liabilities, current	8,826	10,203
Other current liabilities	921	3,409
Total current liabilities	338,542	401,216
Operating lease liabilities, non-current	22,009	47,208
Other non-current liabilities	6,093	5,874
Total liabilities	366,644	454,298
Commitments and contingencies (Note 11)
Stockholders' equity:
Series A common stock, $0.001 par value: 2,200,000 and 2,200,000 shares authorized, respectively; 154,691 and 155,137 shares issued and outstanding, respectively	155	155
Series B common stock, $0.001 par value: 100,000 and 100,000 shares authorized, respectively; 21,703 and 21,703 shares issued and outstanding, respectively	22	22
Additional paid-in capital	551,648	542,425
Accumulated other comprehensive income	448	373
Retained earnings	28,722	117,506
Total stockholders' equity	580,995	660,481
Total liabilities and stockholders' equity	$947,639	$1,114,779
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2024	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(985)	$106,855	$108,724
Net income	—	—	—	—	—	—	—	—	—	—	22,802	22,802
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Balance, March 31, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(993)	$129,657	$131,518
Net income	—	—	—	—	—	—	—	—	—	—	23,781	23,781
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Balance, June 30, 2025	28,966	$270,601	3,799	$4	—	$—	86,792	$86	$2,764	$(1,214)	$153,438	$155,078
Net loss	—	—	—	—	—	—	—	—	—	—	(59,059)	(59,059)
Other comprehensive income	—	—	—	—	—	—	—	—	—	102	—	102
Stock-based compensation expense	—	—	—	—	—	—	—	—	84,696	—	—	84,696
Issuance of Series A common stock upon vesting of RSUs	—	—	7,892	7	—	—	—	—	(7)	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(77,750)	—	—	(77,750)
Founder Preferred Stock Amendment	—	—	—	—	—	—	—	—	32,676	—	—	32,676
Series A common stock issued upon conversion of Series A Preferred Stock	(15,750)	(52,073)	15,750	16	—	—	—	—	52,057	—	—	52,073
Series A common stock issued upon redemption of Series B Preferred Stock	(13,216)	(218,528)	32,129	32	—	—	—	—	312,875	—	(94,379)	218,528
Series A common stock issued upon reclassification of Founder Non-Voting Preferred Stock	—	—	84,131	84	—	—	(68,994)	(69)	(15)	—	—	—
Series B common stock issued upon reclassification of Founder Voting Preferred Stock	—	—	—	—	21,703	22	(17,798)	(17)	(5)	—	—	—
Issuance of Series A common stock, net of underwriters' discounts and offering expenses	—	—	10,715	11	—	—	—	—	135,018	—	—	135,029
Balance, September 30, 2025	—	$—	154,416	$154	21,703	$22	—	$—	$542,309	$(1,112)	$—	$541,373

Continued on the following page

Pattern Group Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Unaudited) (in thousands)

	Convertible Preferred		Series A Common Stock		Series B Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2025	—	$—	154,691	$155	21,703	$22	—	$—	$551,648	$448	$28,722	$580,995
Net income	—	—	—	—	—	—	—	—	—	—	29,213	29,213
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,941	—	—	7,941
Issuance of Series A common stock upon vesting of RSUs	—	—	560	1	—	—	—	—	(1)	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(4,638)	—	—	(4,638)
Repurchase of common stock	—	—	(312)	(1)	—	—	—	—	(3,617)	—	—	(3,618)
Balance, March 31, 2026	—	$—	154,939	$155	21,703	$22	—	$—	$551,333	$243	$57,935	$609,688
Net income	—	—	—	—	—	—	—	—	—	—	27,499	27,499
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,744	—	—	10,744
Issuance of Series A common stock upon vesting of RSUs	—	—	352	—	—	—	—	—	—	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(3,437)	—	—	(3,437)
Repurchase of common stock	—	—	(8)	—	—	—	—	—	(94)	—	—	(94)
Common stock issued for ESPP purchases	—	—	98	—	—	—	—	—	1,256	—	—	1,256
Balance, June 30, 2026	—	$—	155,381	$155	21,703	$22	—	$—	$559,802	$219	$85,434	$645,632
Net income	—	—	—	—	—	—	—	—	—	—	32,072	32,072
Other comprehensive income	—	—	—	—	—	—	—	—	—	154	—	154
Stock-based compensation expense	—	—	—	—	—	—	—	—	12,553	—	—	12,553
Issuance of Series A common stock upon vesting of RSUs	—	—	694	1	—	—	—	—	(1)	—	—	—
Tax withholding upon vesting of employee stock awards	—	—	—	—	—	—	—	—	(11,553)	—	—	(11,553)
Repurchase of common stock	—	—	(938)	(1)	—	—	—	—	(18,376)	—	—	(18,377)
Balance, September 30, 2026	—	$—	155,137	$155	21,703	$22	—	$—	$542,425	$373	$117,506	$660,481
See accompanying notes to condensed consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Completion of Initial Public Offering
In September 2025, the Company completed its initial public offering of shares of Series A common stock. Immediately prior to the completion of the initial public offering, all the Company’s then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted and reclassified into shares of Series A common stock (see Note 7—Convertible Preferred Stock for more information). In addition, all the Company’s then-outstanding shares of Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock were reclassified and converted into shares of Series A common stock and Series B common stock, as applicable (see Note 8—Stockholders’ Equity for more information).
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
Significant estimates include, but are not limited to, net realizable value of inventory, allowance for sales returns, allowance for doubtful accounts, valuation allowances on deferred tax assets, reporting unit fair value for evaluating goodwill for impairment, fair value of assets acquired and liabilities assumed in business combinations, the valuation of stock-based awards, fair value of common stock and the incremental borrowing rate (“IBR”) used to measure operating lease liabilities.
The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue
The following table presents the Company’s revenues disaggregated by source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Amazon.com	$549,162	$738,375	$1,546,945	$2,119,781
Amazon marketplaces, international	43,425	59,876	109,115	175,520
Other online marketplaces and channels	39,391	69,481	101,846	192,169
SaaS, logistics and other revenue	7,677	18,115	20,305	48,877
Revenues	$639,655	$885,847	$1,778,211	$2,536,347
The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
U.S.	$571,654	$779,757	$1,606,489	$2,229,953
International	68,001	106,090	171,722	306,394
Revenues	$639,655	$885,847	$1,778,211	$2,536,347
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
Earnings (loss) per share
Basic and diluted earnings (loss) per share (“EPS”) are calculated using the Company’s weighted-average shares outstanding of common stock. Prior to the Company’s initial public offering, outstanding common stock included Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock. The Founder Voting and Founder Non-Voting Preferred Stock were considered common stock equivalents for purposes of calculating EPS, as they shared equally with common stock in the liquidation of the Company's net assets and did not contain an economic preference. Upon completion of the initial public offering, the Founder Voting and Founder Non-Voting Preferred Stock converted into Series B common stock and Series A common stock, respectively, which have been outstanding since that date. The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) attributable to common stockholders are the same for both Series A and Series B common stock on both an individual and combined basis.
The dilutive effect of Series A Preferred Stock is reflected in diluted earnings (loss) per share by application of the more dilutive of the two-class method and if-converted method (two-class method only applies for periods of net income). The dilutive effect of Series B Preferred Stock is reflected in diluted earnings (loss) per share under the if-converted method, if dilutive. The if-converted method is calculated by assuming conversion at the beginning of the period or date of issuance, if later; and therefore, no dividend preference would accrue to the Series B Preferred Stock. Restricted stock units (“RSUs”) subject to conditions other than service conditions are considered contingently issuable shares and are included in the computation of dilutive shares only to the extent that the underlying performance condition is satisfied prior to the end of the reporting period or would be considered satisfied if the end of the reporting period were the end of the related contingency period and the results would be dilutive under the treasury stock method (see Note 9—Stock-Based Compensation for more information).

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of earnings (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2026	2025	2026
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784
Income allocable to participating Series A Preferred Stock	—	—	—	—
Series B Preferred Stock dividend - undeclared	—	—	8,922	—
Reversal of cumulative Series B Preferred Stock undeclared dividends upon redemption of Series B Preferred Stock	(67,350)	—	(67,350)	—
Deemed dividend for redemption of Series B Preferred Stock	231,281	—	231,281	—
Net income (loss) attributable to common stockholders	$(222,990)	$32,072	$(185,329)	$88,784
Weighted-average shares outstanding:
Basic	101,747	177,185	94,350	176,984
Dilutive awards	—	5,245	—	4,044
Diluted	101,747	182,430	94,350	181,028
Net earnings (loss) per share attributable to common stockholders:
Basic	$(2.19)	$0.18	$(1.96)	$0.50
Diluted	$(2.19)	$0.18	$(1.96)	$0.49
The following instruments outstanding (prior to consideration of the treasury stock or if-converted methods) as of period end were not reflected in diluted EPS as their effect for the periods presented would be anti-dilutive or the instruments were not exercisable for potential common shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
RSUs	7,446	—	7,446	472
Cash and Cash equivalents
As of December 31, 2025 and September 30, 2026, the Company had $243.7 million and $300.0 million, respectively, of cash equivalents measured at fair value on a recurring basis, all of which were classified as Level 1.
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in thousands)	December 31, 2025	September 30, 2026
Amazon.com	$85,842	$93,176
Brand partner receivables	73,279	70,754
Other receivables	21,934	28,373
Allowance for doubtful accounts	(3,841)	(4,254)
Accounts receivable, net	$177,214	$188,049
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

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies and enhances the guidance related to the form, content and disclosure requirements of interim financial statements. The amendments reorganize and codify certain interim disclosure requirements, incorporate disclosure guidance from other Topics into ASC 270, and establish a disclosure principle requiring entities to provide disclosures about events and transactions occurring after the most recent annual reporting period that materially affect the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively, in whole or in part. The Company adopted ASU 2025-11, effective July 1, 2026 on a prospective basis. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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
3. Property and Equipment, net
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2025	September 30, 2026
Internal-use software	$42,459	$54,618
Machinery and equipment	13,403	14,088
Computer equipment	7,625	11,678
Leasehold improvements	6,849	8,714
Land	3,984	3,984
Furniture and fixtures	3,501	6,203
Assets under construction	503	9,071
Other property and equipment	1,725	410
Total property and equipment	80,049	108,766
Less: accumulated depreciation and amortization	(38,962)	(50,393)
Property and equipment, net	$41,087	$58,373
Depreciation and amortization expense related to property and equipment was $3.7 million and $4.8 million for the three months ended September 30, 2025 and 2026, respectively. Depreciation and amortization expense related to property and equipment was $10.5 million and $13.2 million for the nine months ended September 30, 2025 and 2026, respectively.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. Business Acquisitions
On December 1, 2025, the Company completed the acquisition of 100% of the outstanding stock of ROI Hunter a.s., a Czech joint stock corporation (“ROI Hunter”). The acquisition of ROI Hunter expands the Company’s product offerings and enhances its market presence in the advertising intelligence platform sector. On December 18, 2025, the Company completed the acquisition of 100% of the outstanding stock of iDesign Technology USA LLC (“iDesign”). The acquisition of iDesign expands the Company’s product offerings and enhances its market presence in the digital media, influencer marketing and content-creation sectors. These transactions are expected to generate synergies through the integration of the acquired proprietary technologies and customer relationships. These acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations.
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

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair values of the acquired identifiable net assets reflect updated provisional estimates which are subject to final valuation procedures. A measurement period adjustment of $0.1 million was recognized during the nine months ended September 30, 2026 which resulted in an increase in the amount of goodwill recognized. The financial results of ROI Hunter and iDesign, from their respective acquisition dates through September 30, 2026, were not material to our Consolidated Statements of Operations, nor were they material to our prior period consolidated results on a pro forma basis. Costs related to the ROI Hunter and iDesign acquisitions were not material to our Consolidated Statements of Operations.
5. Operating Leases
The following table provides a summary of supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30,
(in thousands)	2025	2026
Cash payments included in operating cash flows for lease arrangements	$6,740	$8,118
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,206	$32,792
The Company entered into a lease agreement for a warehouse and distribution facility located in Pennsylvania, which commenced on June 1, 2026 with an initial term of 7.4 years. The Company classified this lease as an operating lease. Upon commencement, the Company recognized an ROU asset and corresponding lease liability of $20.8 million, measured using a discount rate of 5.26%. During the nine months ended September 30, 2026, the Company entered into amended lease agreements to extend the term for certain office and warehouse spaces, resulting in an increase of $12.0 million to our ROU assets and corresponding lease liabilities.
As of September 30, 2026, the Company had entered into additional operating leases for corporate office spaces that had not yet commenced and, accordingly, are not included in the operating lease right-of-use assets or lease liabilities above. These leases are expected to commence at various dates through 2027 and expire in 2032. Aggregate undiscounted minimum lease payments over the lease terms are approximately $12.6 million.
Maturity of Lease Liabilities
The future minimum lease payments under the Company’s operating lease liabilities as of September 30, 2026 are as follows:

(in thousands)	Amount
2026 (remainder)	$3,221
2027	12,827
2028	10,813
2029	9,732
2030	8,213
Thereafter	25,129
Total undiscounted lease payments	69,935
Less: imputed interest	12,524
Present value of lease liabilities	57,411
Less: operating lease liabilities, current	(10,203)
Operating lease liabilities, non-current	$47,208
6. Credit Facilities
The Company is party to a revolving credit facility pursuant to a credit agreement, by and among the Company, JPMorgan Chase Bank, N.A., and other lenders listed therein, dated September 4, 2025 (the “Credit Agreement”). The outstanding balance under the Company’s revolving line of credit facility was zero as of September 30, 2026 and the amount available to draw was $150.0 million as of September 30, 2026. The revolving line of credit has a maturity date in September 2030 and bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. The commitment fees on the unused portion range from 0.20% to 0.25%.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s Credit Agreement contains various financial, affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all covenants outlined in the agreement.
7. Convertible Preferred Stock
In September 2025, the Company completed its initial public offering of shares of Series A common stock. Immediately prior to the completion of the initial public offering, 15,750,477 shares of Series A Preferred Stock were converted into an aggregate of 15,750,477 shares of Series A common stock in accordance with the original fixed-price conversion feature of the Series A Preferred Stock. Accordingly, the conversion of the Series A Preferred Stock was accounted for as a conversion with no gain, loss or deemed dividend recognized.
In addition, immediately prior to the completion of the initial public offering, 13,215,614 shares of Series B Preferred Stock were converted into an aggregate of 32,129,232 shares of Series A common stock in accordance with the original fixed-percentage conversion feature based on the initial public offering price, after giving effect to the Series B conversion rights. Under the Series B conversion rights, each share of Series B Preferred Stock converted into a number of shares of Series A common stock determined by dividing the original issue price of such share by the lesser of (a) the original issue price of such share (subject to certain anti-dilution adjustments) and (b) the initial public offering price per share discounted by 50.0% (the “Series B Preferred Special Conversion Ratio”). Accordingly, the conversion of the Series B Preferred Stock was accounted for as a redemption. As a result of this redemption feature, the fair value of the Series A common stock issued exceeded the carrying amount of the Series B Preferred Stock redeemed, resulting in a non-cash deemed dividend of $163.9 million during the three and nine months ended September 30, 2025, inclusive of a $67.4 million adjustment for cumulative undeclared dividends previously reported through June 30, 2025. The deemed dividend reduced earnings available to common stockholders in EPS and reduced retained earnings by $94.4 million as of September 30, 2025 with the residual amount charged against additional paid-in capital as the Company did not have sufficient retained earnings to absorb the full amount of the deemed dividend at the time of redemption.
The holders of the Company’s Series A Preferred Stock and Series B Preferred Stock (collectively, “Convertible Preferred Stock”) had certain voting, dividend and redemption rights, as well as liquidation preferences and conversion privileges, in respect of the Convertible Preferred Stock. All of such rights, preferences and privileges associated with the Convertible Preferred Stock were terminated at the time of the Company’s initial public offering in conjunction with the conversion and redemption mentioned above.
The following table summarizes redeemable Convertible Preferred Stock prior to the conversion into common stock upon completion of the initial public offering:

(in thousands, except per share data)	Original Issuance Date	Shares authorized	Shares issued and outstanding	Issuance price per share	Aggregate liquidation preference	Net carrying value
Series A Preferred Stock	May 2020	15,750	15,750	$7.44	$117,184	$52,073
Series B Preferred Stock	September 2021	13,222	13,216	17.01	292,255	218,528
Total		28,972	28,966		$409,439	$270,601
Dividends
The holders of Series B Preferred Stock were entitled to cumulative dividends at a rate of 8.0% of the original issue price, or $17.01 per share, if and when declared by the Company’s board of directors. The holders of Series B Preferred Stock were entitled to receive dividends on a pari passu basis, prior to and in preference to any dividends to common stockholders. After the initial public offering and conversion, these dividend rights ceased, and there were no accrued and unpaid dividends as of September 30, 2025.
There were no dividends declared or paid during the three and nine months ended September 30, 2025 and 2026.
8. Stockholders’ Equity
Common Stock
The Company has two series of common stock: Series A common stock with a par value of $0.001 per share and Series B common stock with a par value of $0.001 per share. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion rights. Each share of Series A common

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended September 30, 2026, the Company repurchased 938,172 shares of Series A common stock at an average price per share of $19.59 and for an aggregate purchase price of $18.4 million, including transaction costs. During the nine months ended September 30, 2026, the Company repurchased 1,257,703 shares of Series A common stock at an average price per share of $17.56 and for an aggregate purchase price of $22.1 million, including transaction costs. As of September 30, 2026, the Company had $77.9 million remaining authorized for future repurchases.
Shares repurchased under the Share Repurchase Program are accounted for as retired shares. Upon repurchase, the shares are immediately retired and are no longer considered issued or outstanding.
Secondary Offering
On June 17, 2026, the Company entered into an underwriting agreement with the selling stockholder (“Seller”) and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters listed thereto (“Underwriters”), relating to the offer and sale by the Seller of 8,000,000 shares of Series A common stock at a price to the public of $19.00 per share (the “Secondary Offering”). In addition, the Seller granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of Series A common stock, which the Underwriters exercised on June 18, 2026 (the “Option Shares Offering”). The Company did not sell any shares of Series A common stock and did not receive any proceeds in connection with the Secondary Offering or Option Shares Offering.
Preferred Stock
In connection with the completion of the initial public offering, 17,797,821 shares of Founder Voting Preferred Stock, $0.001 par value per share, were reclassified and converted into an aggregate of 21,702,510 shares of Series B common stock, and 68,994,553 shares of Founder Non-Voting Preferred Stock, $0.001 par value per share, were reclassified and converted into an aggregate of 84,131,370 shares of Series A common stock, based on the initial public offering price, after giving effect to the Founder Preferred Stock Amendment, as described below, and to certain transfers by the co-founder trusts to the co-founders.
Founder Preferred Stock Amendment
In August 2025, the Company, following approval by its board of directors, amended its Certificate of Incorporation to revise the conversion terms of the Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock (collectively, the “Founder Preferred Stock”) (the “Founder Preferred Stock Amendment”). The revised terms provided that upon completion of an initial public offering, the Founder Preferred Stock would convert into Series B common stock or Series A common stock, as applicable, at a ratio that would limit the dilution impact on the holders of such stock to 3.33%, as a result of the special conversion ratio applicable to the Series B Preferred Stock in connection with an initial public offering, provided, no adjustment will be made for any incremental dilution that exceeds 9.00% (see Note 7—Convertible Preferred Stock for additional information on the Series B Preferred Stock conversion rights). If an initial public offering was not completed by December 31, 2025, the Founder Preferred Stock would have reverted to its original 1:1 conversion ratio into Series B common stock or Series A common stock, as applicable. The Founder Preferred Stock were considered to be common stock equivalents for purposes of calculating EPS given that they share equally with common stock in the liquidation of the Company’s net assets. Accordingly, the amended terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock (the “Founder Preferred Stockholders”) and, as a result, the Company recognized a non-cash expense of $32.7 million for the incremental fair value associated with the modified terms within the caption stock amendment expense on our condensed consolidated statement of operations. The conversion of the Founder Preferred Stock under the amended conversion rights was accounted for as an equity conversion with no gain, loss or deemed dividend recognized.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Stock-Based Compensation
Stock-based compensation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Operations, general and administrative	$44,314	$8,707	$44,314	$19,434
Sales and marketing	22,191	1,981	22,191	8,303
Research and development	18,195	1,865	18,195	3,501
Total stock-based compensation	$84,700	$12,553	$84,700	$31,238
Compensation expense associated with cash-settled RSUs was $2.4 million for the three and nine months ended September 30, 2025, and $0.4 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and was included in operations, general and administrative in the condensed consolidated statements of operations.
Restricted Stock Units
The following table summarizes the RSU activity:

(in thousands, except per share fair values)	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	8,170	$13.89
Granted	4,246	15.19
Vested	(2,771)	12.53
Cancelled/Forfeited	(1,124)	15.26
Outstanding at September 30, 2026	8,521	$14.80
Upon vesting of RSUs, the Company withholds shares from employees to satisfy the employee portion of payroll tax obligations (“net share settlement”). For the nine months ended September 30, 2025, the Company made payments to taxing authorities of $73.1 million in connection with shares withheld upon vesting of RSUs, which payments were classified as a financing activity in the condensed consolidated statement of cash flows, and an additional $4.6 million was recorded as a liability for shares withheld for which payments were not yet made to taxing authorities by the end of the period. For the nine months ended September 30, 2026, the Company made payments to taxing authorities of $19.6 million in connection with shares withheld upon vesting of RSUs.
The total unrecognized stock-based compensation expense related to these awards was $83.5 million as of September 30, 2026 and the weighted-average remaining requisite service period is 2.38 years.
10. Provision for Income Taxes
The Company calculated the year-to-date provision (benefit) for income taxes by applying the estimated annual effective tax rate to the ordinary year-to-date income (loss) before income taxes for each applicable jurisdiction and adjusted for discrete tax items in the period.
The Company’s provision (benefit) for income taxes was $(32.2) million and $7.9 million for the three months ended September 30, 2025 and 2026, respectively. The Company’s provision (benefit) for income taxes was $(16.2) million and $30.3 million for the nine months ended September 30, 2025 and 2026, respectively, reflecting effective tax rates of 56.5% and 25.4%, respectively.
The effective tax rate for the nine months ended September 30, 2025 represents a benefit on a pre-tax loss. The benefit rate exceeded the U.S. federal statutory rate of 21% primarily due to $19.8 million of net discrete tax benefits related to the Company’s initial public offering (see Note 8—Stockholders’ Equity). These benefits relate to tax-deductible stock compensation in excess of GAAP stock compensation for awards that vested at the time of the initial public offering, partially offset by non-deductible executive compensation and non-deductible stock amendment expense.

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The effective tax rate for the nine months ended September 30, 2026 of 25.4% exceeded the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit.
11. Commitments and Contingencies
Purchase Commitments
As of September 30, 2026, the Company did not have any material future payments under non-cancelable purchase obligations.
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
As of September 30, 2026, the Company was not involved in any legal proceedings, individually or in the aggregate, that the Company believes are probable or reasonably possible to have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
The following table presents selected financial information with respect to the Company’s single operating and reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Revenues	$639,655	$885,847	$1,778,211	$2,536,347
Significant expenses:
Cost of goods sold	356,132	499,165	1,002,065	1,425,069
Fulfillment(1)	94,756	133,147	262,640	381,119
Marketplace commissions(2)	91,285	123,682	253,990	357,383
Sales, general and administrative(3)	57,333	63,118	143,405	182,865
Technology(4)	8,620	15,865	25,045	43,103
Share-based compensation and related taxes(5)	91,708	13,382	91,708	34,213
Stock amendment expense (Note 8)	32,676	—	32,676	—
Interest income, net	(1,855)	(2,182)	(5,060)	(6,635)
Other (income) expense, net	291	(303)	420	176
Provision (benefit) for income taxes	(32,232)	7,901	(16,202)	30,270
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784
__________

Pattern Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
(4)Technology includes the amortization of capitalized internally developed software costs and items included in research and development within the condensed consolidated statement of operations, excluding share-based compensation and related taxes.
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
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the condensed consolidated balance sheets were located as follows:

(in thousands)	December 31, 2025	September 30, 2026
U.S.	$54,596	$98,099
International	14,655	14,470

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
Overview
At Pattern, we are on a mission to help brands accelerate profitable growth on global ecommerce marketplaces. Our proprietary technology and on-demand experts operate across more than 80 marketplaces to increase product sales to consumers in more than 100 countries. We have gathered more than 100 trillion data points comprised of keyword, shipping, advertising, sales, market share, click, social, conversion, customer service and other data. Utilizing these data points and sophisticated machine learning and artificial intelligence (“AI”) models, we strive to optimize and automate key levers of ecommerce growth, including advertising, content creation and management, pricing, forecasting and customer service.
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
Our technology, with a combined total of 44 issued patents and patents pending, is supported by approximately 550 software engineers, data scientists and other technology professionals who are dedicated to enhancing and innovating upon our technology to further increase our capabilities. We have a team that offers on-demand expertise and capabilities across marketplace management, marketing, fulfillment and brand protection on a global basis. We sell products from more than 275 brands across different industries and geographies including the Americas, Europe, Australia and Asia. Our current brand partners’ industry presence includes health and wellness, beauty and personal care, home and lifestyle, pet, sports and outdoors and consumer electronics.
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
Net Revenue Retention Rate
Net Revenue Retention Rate (“NRR”) is an important metric to measure the long-term performance of our brand partner relationships. In any given period, we calculate NRR by comparing total revenue attributable to all existing brand partners in the current trailing 12-month period to that of the previous trailing 12-month period. This metric, expressed as a percentage, provides valuable insight into the accelerated growth delivered through our platform, the effectiveness of our brand expansion strategies and our ability to deepen relationships with existing brand partners. “Existing brand partners” are defined as brand partners that, as of the measurement date, have been with Pattern for more than twelve months since we first generated over $1,000 in revenue attributable to such brand partner. “New brand partners” are defined as all other brand partners that are not existing brand partners. For purposes of our NRR calculation, for those existing brand partners that, as of the measurement date, have been with Pattern for more than twelve full months but less than 24 full months since we first generated over $1,000 in revenue attributable to such brand partner, we only include current period revenue for the corresponding months in the current period for which the brand partner had attributable revenue in the previous period. For example, when calculating NRR as of September 30, 2026 for a brand partner that Pattern first generated over $1,000 of attributable revenue in March 2025, we would only include that brand partner’s attributable revenue from March 2026 through September 2026 in the numerator and that brand partner’s attributable revenue from March 2025 through September 2025 in the denominator. Current period revenue includes the impact of any expansion, contraction and attrition. NRR excludes revenue attributable to new brand partners during the current period and all revenue attributable to services relating to consulting and design.

	September 30,
	2025	2026
Net Revenue Retention Rate	122%	127%

Adjusted EBITDA
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We calculate Adjusted EBITDA as net income (loss) excluding depreciation and amortization; interest income, net; provision (benefit) for income taxes; share-based compensation expense and related taxes; the stock amendment expense; indirect initial public offering and secondary offering costs; and other items that we do not consider representative of our underlying operations. We believe it is useful to exclude charges, such as depreciation and amortization and share-based compensation expense from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude interest income, net; provision (benefit) for income taxes; and other items that are not components of our core business operations. Non-GAAP financial measures such as Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss) or any other measure of financial performance calculated and prescribed in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do, thus limiting its usefulness as a comparative measure.
The following table provides a reconciliation of non-GAAP Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784
Add (deduct):
Depreciation and amortization	4,262	6,261	12,547	17,493
Interest income, net	(1,855)	(2,182)	(5,060)	(6,635)
Provision (benefit) for income taxes	(32,232)	7,901	(16,202)	30,270
Other:
Share-based compensation and related taxes(1)	91,708	13,382	91,708	34,213
Stock amendment expense(2)	32,676	—	32,676	—
Indirect initial public offering and secondary offering costs(3)	5,235	—	6,477	856
Other	319	3	319	3
Adjusted EBITDA	$41,054	$57,437	$109,989	$164,984
_________________
(1)Share-based compensation and related taxes include compensation expense for both stock and cash settled restricted stock units and the related employer taxes.
(2)Stock amendment expense represents a non-cash expense associated with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025 (the “Founder Preferred Stock Amendment”), which modified the terms of the Founder Voting Preferred Stock and Founder Non-Voting Preferred Stock (collectively, the “Founder Preferred Stock”), as described under Note 8—Stockholders’ Equity, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
(3)Secondary offering costs relate to fees and expenses incurred in conjunction with an underwritten secondary public offering by a certain stockholder of the Company. Pursuant to the Amended and Restated Investors’ Rights Agreement, dated as of September 28, 2021, by and among the Company and the investors listed therein, we are obligated to bear the registration expenses associated with such offering. We did not receive any proceeds from the sale of shares by the selling stockholder.
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
Stock amendment expense
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, we amended the conversion terms of the Founder Preferred Stock, as described under Note 8—Stockholders’ Equity, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock. As a result, we recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2026	2025	2026
Consolidated Statements of Operations
Revenues	$639,655	$885,847	$1,778,211	$2,536,347
Operating expenses:
Cost of goods sold	356,132	499,165	1,002,065	1,425,069
Operations, general and administrative	177,936	168,847	381,704	479,668
Sales and marketing	141,182	165,320	358,402	479,847
Research and development	24,584	15,027	36,682	39,168
Total operating expenses	699,834	848,359	1,778,853	2,423,752
Operating income (loss)	(60,179)	37,488	(642)	112,595
Stock amendment expense	(32,676)	—	(32,676)	—
Interest income, net	1,855	2,182	5,060	6,635
Other income (expense), net	(291)	303	(420)	(176)
Income (loss) before income taxes	(91,291)	39,973	(28,678)	119,054
Provision (benefit) for income taxes	(32,232)	7,901	(16,202)	30,270
Net income (loss)	$(59,059)	$32,072	$(12,476)	$88,784

	Three Months Ended September 30,		Nine Months Ended September 30,
(% of revenue)	2025	2026	2025	2026
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold	55.7%	56.3%	56.4%	56.2%
Operations, general and administrative	27.8%	19.1%	21.5%	18.9%
Sales and marketing	22.1%	18.7%	20.2%	18.9%
Research and development	3.8%	1.7%	2.1%	1.5%
Total operating expenses	109.4%	95.8%	100.0%	95.6%
Operating income (loss)	(9.4%)	4.2%	0.0%	4.4%
Stock amendment expense	(5.1%)	0.0%	(1.8%)	0.0%
Interest income, net	0.3%	0.2%	0.3%	0.3%
Other income (expense), net	0.0%	0.0%	0.0%	0.0%
Income (loss) before income taxes	(14.3%)	4.5%	(1.6%)	4.7%
Provision (benefit) for income taxes	(5.0%)	0.9%	(0.9%)	1.2%
Net income (loss)	(9.2%)	3.6%	(0.7%)	3.5%

Comparison of the three months ended September 30, 2025 and 2026
Revenue

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Revenues	$639,655	$885,847	$246,192	38.5%
The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 127% for the period ended September 30, 2026. Revenue from Amazon marketplaces increased $205.7 million, or 35%, year-over-year and revenue not attributable to Amazon increased $40.5 million, or 86%, year-over-year. Collectively, international revenue increased $38.1 million, or 56%, year-over-year.
Cost of Goods Sold

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Cost of goods sold	$356,132	$499,165	$143,033	40.2%
The increase in cost of goods sold was primarily driven by an increase in revenue of 38.5%. The increase in cost of goods sold was larger than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Operations, general and administrative	$177,936	$168,847	$(9,089)	(5.1%)
The decrease in operations, general and administrative expenses was primarily driven by a decrease of $35.6 million in stock-based compensation expense and $4.3 million in related payroll taxes, both of which were larger in 2025 due to the initial recognition of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our initial public offering, and a decrease of $5.2 million in indirect initial public offering costs. The decrease was partially offset by an increase of $38.4 million in fulfillment costs associated with the increase in consumer product sales.

Sales and Marketing

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Sales and marketing	$141,182	$165,320	$24,138	17.1%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $32.4 million, which generally grew in line with revenue on a percentage basis, and advertising and other marketing expenses of $5.0 million, partially offset by a decrease of $20.2 million in stock-based compensation expense. The remaining $7.0 million increase was primarily driven by an increase in brand management, sales and marketing, advertising and creative headcount.
Research and Development

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Research and development	$24,584	$15,027	$(9,557)	(38.9%)
The decrease in research and development costs was primarily driven by a decrease of $16.3 million in stock-based compensation expense, partially offset by $6.8 million of investments in AI, technology, and headcount of software engineers, data scientists, and other technology professionals that support enhanced platform capabilities and the development of new features.
Stock amendment expense

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Stock amendment expense	(32,676)	—	$32,676	(100.0%)
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, we amended the conversion terms of the Founder Preferred Stock, as described under Note 8—Stockholders’ Equity, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock. As a result, we recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Provision for Income Taxes

	Three Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Provision (benefit) for income taxes	$(32,232)	$7,901	$40,133	NM
The change in provision (benefit) for income taxes was primarily driven by income before income taxes of $40.0 million for the three months ended September 30, 2026, compared to a loss before income taxes of $91.3 million for the three months ended September 30, 2025. For the three months ended September 30, 2025, the benefit for income taxes included net discrete tax benefits related to our initial public offering, primarily from tax-deductible stock-based compensation in excess of GAAP stock-based compensation for awards that vested at the time of the initial public offering, partially offset by non-deductible executive compensation and non-deductible stock amendment expense.
Comparison of the nine months ended September 30, 2025 and 2026
Revenue

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Revenues	$1,778,211	$2,536,347	$758,136	42.6%

The increase in revenue was primarily driven by the growth of consumer product sales attributable to existing brand partners, as evidenced by our NRR of 127% for the period ended September 30, 2026. Revenue from Amazon marketplaces increased $639.2 million, or 39%, year-over-year and revenue not attributable to Amazon increased $118.9 million, or 97%, year-over-year. Collectively, international revenue increased $134.7 million, or 78%, year-over-year.
Cost of Goods Sold

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Cost of goods sold	$1,002,065	$1,425,069	$423,004	42.2%
The increase in cost of goods sold was primarily driven by an increase in revenue of 42.6%. The increase in cost of goods sold was smaller than the increase in revenue on a percentage basis, primarily driven by product and brand mix.
Operations, General and Administrative

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Operations, general and administrative	$381,704	$479,668	$97,964	25.7%
The increase in operations, general and administrative expenses was primarily driven by an increase in fulfillment costs of $118.5 million associated with the increase in consumer product sales, professional service fees of $4.9 million, depreciation and amortization expense of $4.9 million, and corporate headcount expense of $4.3 million. The increase in operations, general and administrative expenses was partially offset by a decrease of $24.9 million in stock-based compensation expense and $4.0 million of related taxes, both of which were larger in 2025 due to the initial recognition of stock-based compensation expense upon meeting the performance-based vesting condition for outstanding restricted stock units in connection with our initial public offering, and a decrease of $6.5 million in indirect initial public offering costs.
Sales and Marketing

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Sales and marketing	$358,402	$479,847	$121,445	33.9%
The increase in sales and marketing expenses was primarily driven by an increase in marketplace commissions of $103.4 million, which grew generally in line with revenue on a percentage basis, brand management, sales and marketing, advertising and creative headcount expense of $16.8 million and advertising and other marketing expenses of $11.7 million, partially offset by a decrease of $13.9 million in stock-based compensation expense.
Research and Development

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Research and development	$36,682	$39,168	$2,486	6.8%
The increase in research and development costs was primarily driven by $17.2 million of investments in AI, technology, and headcount of software engineers, data scientists, and other technology professionals that support enhanced platform capabilities and the development of new features, partially offset by a decrease of $14.7 million in stock-based compensation expense.
Stock amendment expense

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Stock amendment expense	$(32,676)	$—	$32,676	(100.0%)
In connection with the filing and effectiveness of our amended and restated certificate of incorporation in August 2025, we amended the conversion terms of the Founder Preferred Stock, as described under Note 8—Stockholders’ Equity, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. The amendment to the conversion terms represented a non-pro rata distribution to the holders of the Founder Preferred Stock. As a result, we recognized a non-cash expense of $32.7 million for the incremental fair value conveyed through the amended terms. This expense was specific to the amendment of the Founder Preferred Stock and is not expected to recur in future periods.
Provision for Income Taxes

	Nine Months Ended September 30,
($ in thousands)	2025	2026	$ Change	% Change
Provision (benefit) for income taxes	$(16,202)	$30,270	$46,472	NM
The change in provision (benefit) for income taxes was primarily driven by income before income taxes of $119.1 million for the nine months ended September 30, 2026, compared to a loss before income taxes of $28.7 million for the nine months ended September 30, 2025. Our effective tax rate was 25.4% for the nine months ended September 30, 2026, which exceeded the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit. For the nine months ended September 30, 2025, the benefit for income taxes represented 56.5% of our loss before income taxes and included $19.8 million of net discrete tax benefits related to our initial public offering, partially offset by non-deductible executive compensation and non-deductible stock amendment expense.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents. At September 30, 2026, we had cash and cash equivalents of $351.7 million. We also have access to external sources of liquidity through our revolving credit facility as further described within “Credit Facility” below.
We believe that our cash and cash equivalents, cash from operations and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, contractual obligations, and Series A common stock repurchases under our share repurchase program for at least the next twelve months. Our opinions concerning liquidity are based on currently available information. To the extent our liquidity assumptions prove to be inaccurate, or if circumstances change, future availability of credit or other sources of financing may be reduced and our liquidity could be adversely affected. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q together with the risks and uncertainties previously disclosed in the section titled “Risk Factors” of the Annual Report on Form 10-K. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.
Historical Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2026
Net cash provided by operating activities	$90,913	$133,663
Net cash used in investing activities	$(15,192)	$(30,984)
Net cash provided by (used in) financing activities	$61,594	$(40,461)
Operating Activities
Net cash provided by operating activities was $133.7 million for the nine months ended September 30, 2026, which primarily consisted of $88.8 million of net income, $58.6 million of non-cash adjustments, such as stock-based compensation, depreciation and amortization expense, and deferred income taxes, and a cash decrease of $13.7 million from the management of working capital.
Net cash provided by operating activities was $90.9 million for the nine months ended September 30, 2025, which primarily consisted of $12.5 million of net loss, $115.7 million of non-cash adjustments, such as stock-based compensation, stock amendment expense, depreciation and amortization expense and deferred income taxes, and an increase in income tax receivables of $17.6 million resulting from pre-tax losses in the period, and a cash increase of $5.3 million from the management of working capital.

Investing Activities
Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2026, primarily related to capital expenditures for our internally developed software and investments in machinery, warehouse automation and leasehold improvements related to our warehouses and facilities.
Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2025, primarily related to capital expenditures for our internally developed software and investments in machinery and leasehold improvements related to our North Las Vegas warehouse and other warehouse automation.
Financing Activities
Net cash used in financing activities was $40.5 million for the nine months ended September 30, 2026, primarily related to the payment of $19.6 million for taxes withheld upon the vesting of RSUs and $22.1 million of Series A common stock repurchases. Additionally, we received $1.3 million in proceeds from our employee stock purchase plan.
Net cash provided by financing activities was $61.6 million for the nine months ended September 30, 2025, primarily related to $135.0 million of proceeds from the sale of common stock, net of underwriting discounts and commissions and offering costs, partially offset by the payment of $73.1 million for taxes withheld upon the vesting of restricted stock awards triggered by our initial public offering.
Credit Facility
As of September 30, 2026, we were party to a revolving credit facility with JPMorgan Chase Bank, N.A. and other lenders pursuant to the Credit Agreement dated September 4, 2025 (the “Credit Facility”). The Credit Facility provides for non-amortizing revolving loans in the aggregate principal amount of up to $150 million, with the option to increase the aggregate principal amount up to $250 million under certain conditions subject to lender approval. The Credit Facility matures in September 2030. The revolving line of credit bears interest at a variable base rate plus an applicable margin ranging from 0.50% to 2.00%. We are required to pay commitment fees on the unused portion that range from 0.20% to 0.25% per annum. Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority lien on substantially all of our tangible and intangible property.
We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:
•a consolidated fixed charge coverage ratio on a trailing 12-month basis of no less than 1.25 to 1.00; and
•a consolidated net leverage ratio on a trailing 12-month basis not greater than 4.00 to 1.00.
As of September 30, 2026, we had no outstanding borrowings under the Credit Facility and we had a $150 million borrowing capacity under the Credit Facility. As of September 30, 2026, we were in compliance with the related financial covenants under the Credit Facility. For additional information, see Note 6—Credit Facilities, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations relate to operating lease obligations for corporate offices and warehouses, which expire at various dates through 2037. As of September 30, 2026, operating lease obligations included minimum lease payments of $69.9 million. In addition, as of September 30, 2026, we had entered into operating leases related to corporate office spaces that have not yet commenced and are not included in the amounts above. These leases are expected to commence at various dates through 2027 and provide for aggregate undiscounted minimum lease payments of $12.6 million over their terms, of which $0.2 million is expected to be paid within the next twelve months. For additional information related to our operating leases, see Note 5—Operating Leases, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
As of September 30, 2026, there have been no material changes to the contractual obligations or commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K, other than changes to our operating lease liabilities as described above and in Note 5—Operating Leases, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the Annual Report on Form 10-K involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments and conditions. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for further information on our critical accounting estimates and policies.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2—Summary of Significant Accounting Policies, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included in Note 11—Commitments and Contingencies, in the section titled “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The following risk factors are amended or new and should be considered in addition to those previously disclosed:
The use of new and evolving technologies, including AI Technologies, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may continue to use and integrate AI and machine learning technologies and products (collectively, “AI Technologies”), including agentic AI, into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business.
Development, use and deployment of AI Technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, unauthorized agentic activity, targeted attacks such as model poisoning, data poisoning or prompt injection (including manipulation of inputs drawn from sources we do not control), surveillance, data leakage, loss of consensus reality, inequality, environmental harms and other harms may flow from our development, use or deployment of AI Technologies. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary data sets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI Technologies, which may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI Technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed or contains copyrighted or other protected material, and if our brand partners or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm or legal liability. Developing, testing and deploying AI Technologies may also increase our costs due to the nature of the compute power costs involved in such systems.
If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024 and its obligations apply in phases. Prohibitions on certain AI practices and obligations for general-purpose AI models have applied since 2025, and most transparency obligations, including disclosure requirements for certain AI interactions and AI-generated content, since August 2026. As amended in July 2026, the AI Act’s obligations for high-risk AI systems will begin to apply in December 2027. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for European Union (“EU”) ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability and administrative requirements, with the possibility of significant penalties or injunctive remedies for non-compliance.
In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, a variety of laws focusing on AI governance and regulation, including those addressing consumer-facing AI disclosures, automated decision-making, liability for AI actions and algorithmic discrimination, among others. At the federal level, the current administration has sought to limit the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI, including in connection with targeted advertising and regulated sectors that may impact the services we provide to our brand partners or customers. We or our customers when using our services may need to meet various standards of data quality, transparency, monitoring and human oversight, which could introduce cost and compliance risk that could adversely affect our or our customers’ or brand partners’ use of our AI-related services.
Certain capabilities within our internal processes and/or platform incorporate agentic AI (systems that autonomously execute multi-step tasks with reduced human intervention). The deployment of such agentic AI introduces risks that are distinct from those of traditional AI features, including risks of unintended or unauthorized autonomous actions, overstepping intended boundaries, or straying from business goals and objectives. These risks may be difficult to anticipate, monitor or prevent given the autonomous nature of such systems, and our ability to predict, supervise and control agentic behavior may be limited. Autonomous actions taken by such systems may be difficult or impossible to reverse and could result in financial loss, failure to meet our commitments to brand partners, or non-compliance with the requirements of third-party platforms on which our business depends.
The rapid evolution of AI will require the application of significant resources to design, develop, test, monitor and maintain our solutions to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. With respect to agentic systems in particular, this includes establishing and enforcing appropriate scoping, permissioning, logging, persistent monitoring and human oversight controls, and there can be no assurance that such controls will be effective or will keep pace with the capabilities of the systems they govern. The use of certain AI Technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.
Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of confidential, sensitive, proprietary and business and personal information (collectively, “confidential information”) and intellectual property. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. To the extent agentic systems are granted access to our systems, data or credentials, or are permitted to initiate actions without contemporaneous human review, the consequences of a compromise, misconfiguration or error may be greater and may be realized more rapidly than with systems that require human execution. Unauthorized or bad actors may also use agentic AI to conduct attacks at greater speed, scale and sophistication than previously possible. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations and adversely impact our business.
Our ability to mitigate the risks associated with AI will depend on our effective maintenance, training, monitoring and enforcement of appropriate policies, procedures and controls governing the use of AI tools, the results of any such use by us and our partners, and compliance with such policies and procedures by our workforce. Any unauthorized use or misuse of AI by our employees undermines our ability to protect against the AI-related risks described above.
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
The following table summarizes our purchases of Series A common stock under the Share Repurchase Program during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$96.3
August 1, 2026 - August 31, 2026	437,871	$21.69	437,871	$86.8
September 1, 2026 - September 30, 2026	500,301	$17.75	500,301	$77.9
Total	938,172		938,172
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pattern Group Inc.	8-K	001-42852	3.1	9/24/2025
3.2	Amended and Restated Bylaws of Pattern Group Inc.	8-K	001-42852	3.2	9/24/2025
4.1	Form of Series A common stock certificate of the Registrant.	S-1/A	333-289810	4.1	9/10/2025
4.2	Amended and Restated Investors’ Rights Agreement, dated September 28, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-289810	4.2	8/22/2025

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1†	Third Amendment to Lease by and between the Registrant and Innovation Pointe Three, LLC, dated July 27, 2026.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Pattern Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

PATTERN GROUP INC.

Date: November 5, 2026	By:	/s/ David Wright
	Name:	David Wright
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jason Beesley
	Name:	Jason Beesley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)